Form 10-Q
period 1994-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1994-05-13
CIK 708848

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the quarterly period ended March 31, 1994

Commission File Number 0-11172


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
(Exact name of registrant as specified in its charter)

State of South Carolina 57-0738665
State or other jurisdiction of  IRS Employer Identification No.)
incorporation or organization)

1230 Main Street
Columbia, South Carolina                29201
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(803)  733-3456

NO CHANGE(Former name or former address, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                 Outstanding at April 30, 1994

Voting Common Stock, $5.00 Par Value         892,813 Shares
Non-voting Common Stock, $5.00 Par Value      52,720 Shares

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - UNAUDITED(dollars in thousands)

                    			     March 31,       December        March 31,
		                          		1994             31,           1993
			                        (Unaudited)         1993        (Unaudited)
ASSETS
Cash and due from banks:
  Noninterest-bearing          $72,461        $96,442         $75,017
  Interest-bearing              14,700         14,950          15,450
Total cash and due from         ______        _______          ______
  banks                         87,161        111,392          90,467
Investment securities:
  Held-to-maturity             480,184        467,977         458,184
  Available-for-sale             9,958
			                            _______        _______         _______
Total securities               490,142        467,977         458,184
			                            -------        -------         -------
Federal funds sold              10,800                         23,600
			                            -------        -------         -------
Gross loans and discounts
  Real estate - construction    20,161         18,952          21,144
  Real estate - mortgage       516,214        509,314         470,350
  Installment                  250,929        253,874         236,593
  Commercial, financial and
    agricultural                93,528         98,863          91,954
  Less:  Unearned interest                                         (4)
  Less:  Reserve for loans
	 losses                       (18,114)       (18,061)        (16,807)
			                            _______        _______         -------
Net loans and discounts        862,718        862,942         803,230
Premises and equipment          36,424         36,853          38,483
Other real estate owned            286            410             481
Interest income accrued,
  not collected                  9,563         10,651          10,165
Intangible assets               13,767         14,584          17,043
Other assets                    12,859         14,169          12,623
			                         ----------     ----------      ----------
TOTAL ASSETS                $1,523,720     $1,518,978      $1,454,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                      $201,385       $208,606        $184,631
  Time and savings           1,142,249      1,127,760       1,115,336
                     			     ---------      ---------       ---------
Total deposits               1,343,634      1,336,366       1,299,967
Federal funds purchased and
  securities sold under
  repurchase agreements         60,116         71,206          48,378
Subordinated notes and
  term loan                     14,150         14,400          15,150
Other liabilities               14,958         12,769          16,251
			                          ---------      ---------       ---------
TOTAL LIABILITIES            1,432,858      1,434,741       1,379,746

Stockholders' Equity:
  Preferred stock                3,282          3,282           3,300
  Non-voting common stock -
   $5.00 par value, authorized
    1,000,000; issued and
    outstanding March 31, 1994,
    December 31, 1993 and
    March 31, 1993 - 52,720        264            264             264
  Voting common stock -
    $5.00 par value, authorized
     2,000,000; issued and
     outstanding March 31, 1994,
     December 31, 1993 and March
     31, 1993 - 892,813          4,464          4,464           4,464
  Surplus                       55,000         55,000          40,000
  Undivided profits             27,852         21,227          26,502
                     			       -------        -------         -------
TOTAL STOCKHOLDERS' EQUITY      90,862         84,237          74,530
TOTAL LIABILITIES AND       __________     __________      __________
  STOCKHOLDERS' EQUITY      $1,523,720     $1,518,978      $1,454,276

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME - UNAUDITED (dollars in thousands, except per share amounts)

                            				     Three Months Ended       Increase
					                                      March 31,         (Decrease)
				                                   1994        1993
Interest income and fees:
  Loans                              $18,101      $18,314       ($213)
  United States Government
    obligations                        4,793        6,058      (1,265)
  Tax exempt securities                  629          388         241
  Other securities and
    federal funds sold                   398          400          (2)
				                                  ______       ______      ______
				                                  23,921       25,160      (1,239)
Interest expense:
  Deposits                             8,346        9,486      (1,140)
  Short-term borrowings                  495          379         116
  Long-term borrowings                   256          269         (13)
                            				      ------       ------      ------
				                                   9,097       10,134      (1,037)

Net interest income                   14,824       15,026        (202)
Provision for loan losses                298          975        (677)
Net interest income after             ------       ------        ----
  provision for loan losses           14,526       14,051         475
                            				      ------       ------        ----
Noninterest income:
  Service charges on deposit
    accounts                           2,519        2,533         (14)
  Fees for other customer
    services                           1,102        1,208        (106)
  Investment securities
    transactions                           0            0           0
  Other                                  861          791          70
				                                   -----        -----         ---
				                                   4,482        4,532         (50)
Noninterest expense:
  Salaries and employee benefits       6,947        6,596         351
  Net occupancy expense ofpremises       561          632         (71)
  Furniture and equipment expense        390          436         (46)
  Depreciation expense                 1,066          998          68
  Amortization of intangibles            918          850          68
  Other                                5,136        4,315         821
				                                   -----        -----         ---
				                                  15,018       13,827       1,191
Income before income taxes
    and cumulative effect              3,990        4,756        (766)
Applicable income taxes                1,289        1,820        (531)
Income before cumulative
   effect of a change in
   accounting principle                2,701        2,936        (235)
Cumulative effect on prior
   years (to December 31, 1992)
   of changing to a different
   method of accounting for
   income taxes                            0          221        (221)
				                                  ------       ------       -----
Net Income                            $2,701       $3,157       ($456)

Per share amounts:
  Earnings per common share:
    Income before cumulative
      effect of a change in
      accounting principle             $2.81        $3.06      ($0.25)
    Cumulative effect on prior
      years (to December 31,
      1992) of changing to a
      different method of
      accounting for income taxes       0.00         0.23       (0.23)
                            				       -----        -----      ------
Net income                             $2.81        $3.29      ($0.48)

  Weighted average common
    shares outstanding               945,533      945,533           0

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	                Non-                                    Total
	               Voting  Voting   Pre-            Undi-   Stock-
	               Common  Common  ferred            vided   holders'
        	       Stock   Stock   Stock  Surplus  Profits   Equity
Balance at
  December
  31, 1992      $3,300  $264    $4,464  $40,000 $23,388 $71,416
Net income                                        3,157   3,157
Preferred
  stock
  dividends                                         (43)    (43)
Balance at
  March 31,      -----    ---     -----   ------  ------  ------
  1993           3,300    264     4,464   40,000  26,502  74,530
Net income                                         9,847   9,847
Preferred
  stock
  dividends                                         (129)   (129)
Transfer to
  surplus                                 15,000 (15,000)      0
Reacquired
  preferred
  stock            (18)                                 7     (11)
Balance at
  December       -----    ---     -----   ------   ------   ------
  31, 1993       3,282    264     4,464   55,000   21,227   84,237
Net income                                          2,701    2,701
Preferred
  stock
  dividends                                           (43)     (43)
Net unrealized
  gains on
  securities
  available-
  for-sale
  - net of
  taxes                                              3,967    3,967
Balance at
  March 31,     ------   ----     ------  -------  -------  -------
  1994          $3,282   $264     $4,464  $55,000  $27,852  $90,862

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)

                             				     Three Months Ended March 31,
					                                        1994      1993
Cash Flows From Operating
  Activities:
    Net income                              $2,701    $3,157
    Adjustments to reconcile
      net income to net cash
      cash provided by operating
      activities:
	Provision for loan losses                     298       974
	Depreciation and
	  amortization                              1,984     1,848
	Amortization/accretion
	  of investment securities                    152       429
	Deferred income tax benefit                   188       543
	Gain on sales of premises
	  and equipment                               (23)       (1)
	Decrease in interest income
	  accrued, not collected                    1,088      1,301
	Decrease in accrued interest
	  payable                                    (136)      (800)
	Originations of loans held
	  for resale                              (13,141)    (9,093)
	Proceeds from sales of loans
	  held for resale                          15,544      8,914
	Gains on sales of loans held
	  for resale                                  (89)      (103)
	Increase in other assets                   (1,014)    (1,497)
	Increase in other liabilities               2,189      1,257
	Other operating activities                    (62)         4
       Net Cash Provided By Operating       ------      -----
	 Activities                                 9,679      6,933

Cash Flows From Investing Activities:
  Net increase in loans                     (2,388)   (11,331)
  Proceeds from maturities of investment
    securities                             122,085     24,526
  Purchases of investment securities      (138,299)   (24,207)
  Increase in federal funds sold           (10,800)   (23,600)
  Proceeds from sales of premises and
    equipment                                  111          3
  Purchases of premises and equipment         (730)    (3,246)
  Net (increase) decrease in other real
    estate owned                               124       (166)
  Net (increase) decrease in intangible
    assets                                     102       (419)
     Net Cash Used In Investing            -------    -------
       Activities                          (29,795)   (38,440)

Cash Flows From Financing Activities:
  Net increase in deposits                   7,268     16,842
  Increase (decrease) in federal funds
    purchased and securities sold under
    agreements to repurchase               (11,090)     2,976
  Maturities of subordinated notes and
    term loan                                 (250)      (250)
  Cash dividends paid                          (43)       (43)
     Net Cash Provided By Financing        -------     ------
       Activities                           (4,115)    19,525

Decrease in cash and cash equivalents      (24,231)   (11,982)
Cash and cash equivalents at beginning
  of year                                  111,392    102,449
                                   					   -------    -------
Cash and cash equivalents at March 31      $87,161    $90,467

Supplemental disclosures of cash flow
   information:
    Interest paid                           $9,233    $10,934
    Income taxes paid                         $160       $150

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of financial statements have been included. A summary of Bancorporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's
Annual Report on Form 10-K for 1993. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1993 Annual Report.


INCOME TAXES:

Effective January 1, 1993, Bancorporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."
The adoption of SFAS 109 changes Bancorporation's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously Bancorporation deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Further, SFAS 109 requires a valuation allowance be provided against deferred tax assets unless management considers it more likely than not that such assets will be realized. Based on current facts and circumstances, management believes that deferred tax assets are reasonably assured of realization and, accordingly, does not believe that a valuation allowance is necessary. The cumulative benefit to Bancorporation's results of operations from the implementation of the new accounting standard was $221,000.

Deferred tax assets and liabilities recorded pursuant to SFAS 109 are composed of the following at (dollars in thousands):

                                   					       March 31,    March 31,
					                                          	 1994          1993

Provision for loan losses in excess
  of amount deductible for taxes                 $6,231       $5,660
Tax amortization of core deposit
  premium less than book                            157
Other, net                                          562          863
                                          						  -----        -----
Gross deferred tax asset                          6,950        6,523

Book depreciation over tax                         (461)        (536)
Interest income, accretion of bond
  discount and expenses
  recognized for books not taxed
  until realized                                    (225)       (123)
Deferred income and expense items
  recognized in differing accounting
  periods                                           (447)       (335)
Pension plan                                        (695)       (540)
Net unrealized gains on securities
  available-for-sale                              (2,136)
Other                                               (101)       (553)
Gross deferred tax liability                      (4,065)     (2,087)
                                          						  ------      ------
Net deferred tax asset                            $2,885      $4,436

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY:

First Citizens Bancorporation reported net income of $2,701,000 for the first quarter of 1994 a 14% decrease from the $3,157,000 for the first quarter a year ago. The downturn in earnings is attributed to the decline in net interest margin and interest spreads, along with increased cost of operations.

Average loans net of unearned interest for the first quarter of 1994 increased $67,343,000 or 8.26% over the first quarter of 1993, with a yield of 8.36% for the first quarter of 1994. Average taxable and non-taxable investment securities for the first quarter of 1994 increased by $5,247,000 or 1.14% from the first quarter of 1993, with a taxable equivalent yield of 5.00% for the first quarter of 1994.

Noninterest income declined slightly by $50,000 or 1.10% for the first quarter of 1994 as compared to the same period in 1993. Noninterest expense for the first quarter of 1994 increased $1,191,000 or 8.61% as compared to the same period in 1993. The increase was primarily due to increased salary, wage and employee benefit costs and overall operating expenses.

Net income per common share for the three months ended March 31, 1994 decreased 14.59% to $2.81, as compared to $3.29 for the first quarter of 1993.

Book value per common share for the three months ended March 31, 1994 increased 22.97% to $92.63, as compared to $75.33 for the first quarter of 1993.

As illustrated in the following table, Tier 1 capital was 8.81% at March 31, 1994 as compared to 7.54% at March 31, 1993. Total risk based capital was 11.25% at March 31, 1994 as compared to 10.13% at March 31, 1993. The risk based capital ratios were calculated using the 1992 Final Rules as defined by Federal regulators.

Components of Capital (dollars in thousands):

                                               							March 31,
					                                          	  1994           1993
Stockholders' Equity:
  Preferred stock                            $    3,282      $   3,300
  Common stock                                    4,728          4,728
  Surplus                                        55,000         40,000
  Undivided profits                              27,852         26,502
Total stockholders' equity                       90,862         74,530
Reserve for possible loan losses                 18,114         16,807
Total primary capital                           108,976         91,337
Long-term debt qualifying as
  secondary capital                              14,150         15,150
                                   					       --------       --------
     Total capital                             $123,126       $106,487

Tier I leverage ratio                              5.07           4.30
Risk based capital ratio total                    11.29          10.13
  Tier I                                           8.81           7.54
  Tier II                                          2.44           2.59



NET INTEREST INCOME:

Net interest income on a taxable equivalent basis was $15,261,000 for the first quarter of 1994, a decrease of .38% from the $15,319,000 for the comparable period in 1993.

The following table presents the components, fully taxable, of net interest income for the first quarter of 1994 and 1993:

Net Interest Income (dollars in thousands):

                          				      Three Months Ended March 31,
					                                       1994        1993

Total interest income                     $23,921      $25,160
Total interest expense                      9,097       10,134
Net interest income                        14,824       15,026
Tax equivalent adjustment to
  interest income                             437          293
Net interest income (taxable
  equivalent yield at 65%                 -------      -------
  for 1994 and 66% for 1993)              $15,026      $15,319

Taxable Equivalent Rate/Volume Variance Analysis (dollars in thousands)

			                            Three Months Ended March 31
					                                     Interest
		                  Average Balance       Rev./Exp.        Yield
               		    1994     1993      1994    1993    1994  1993
Interest-earning
  assets:
Loans, net of
  unearned
  interest        $882,709  $815,366  $18,201 $18,407  8.36%  9.16%
Taxable
  investment
  securities       413,366   434,865    4,849   6,108  4.69%  5.62%
Non-taxable
  investment
  securities        50,326    23,580      967     588   7.69%  9.97%
Federal funds
  sold              18,199    18,246      140     135   3.12%  3.00%
Other earning
  assets            14,711    15,478      201     215   5.54%  5.63%
Total interest
  -earning       --------- ---------   ------  ------
  assets         1,379,311 1,307,535   24,358  25,453   7.14%  7.87%

Noninterest
  -earning
  assets:
Cash and due
  from banks        75,947     75,535
Premises and
  equipment         36,710     36,738
Other, less
  reserve for
  loan losses       22,798     24,807
     Total
 noninterest
  -earning
    assets         135,455    137,080
              		---------- ----------
TOTAL ASSETS    $1,514,766 $1,444,615

Interest-bearing
  liabilities:
Deposits        $1,142,408 $1,113,102      8,346   9,486   2.96%   3.46%
Federal funds
  purchased and
  securities
  sold under
  agreements
  to repurchase     65,850     53,372        495     379   3.05%   2.88%
Long-term debt      14,184     15,186        256     269   7.22%   7.09%
Total interest
  -bearing       ---------  ---------      -----  ------
  liabilities    1,222,442  1,181,660      9,097  10,134   3.02%   3.48%

Noninterest
  -bearing
  liabilities:
Demand deposits    192,117    174,163
Other
  liabilities       14,615     15,600
              		   -------    -------
		                 206,732    189,763

Stockholders'
 equity             85,592     73,192
TOTAL
  LIABILITIES
  AND
  STOCKHOLDERS' ---------- ----------    -------   ------
  EQUITY        $1,514,766 $1,444,615      9,097   10,134
                                   					 -------  -------
Net interest income                      $15,261  $15,319
Interest income to
  earning assets                                           7.14%   7.87%
Interest expense
  to earning assets                                        2.67%   3.14%
Net interest income
  to earning assets                                        4.46%   4.72%

							                                                 Net
				                                Change Due To     Increase
                           				   Rate       Volume  (Decrease)
Interest-earning
 assets:
Loans, net of
  unearned interest              ($6,372)     $6,166    ($206)
Taxable investment
  securities                         (51)     (1,208)  (1,259)
Non-taxable investment
  securities                      (2,289)      2,668      379
Federal funds sold                     6          (1)       5
Other earning assets                  29         (43)     (14)
Total interest-earning            ------       -----   ------
  assets                          (8,676)      7,581   (1,095)

Interest-bearing liabilities:
Deposits                          (2,153)      1,013   (1,140)
Federal funds purchased
  and securities sold under
  agreements to repurchase          (243)        359      116
Long-term debt                        58         (71)     (13)
Total interest-bearing            ------       -----    ------
  liabilities                     (2,338)      1,301    (1,037)
TOTAL LIABILITIES AND             ------       -----    ------
  STOCKHOLDERS' EQUITY            (2,338)      1,301    (1,037)
                            				 -------      ------    ------
Net interest income              ($6,338)     $6,280      ($58)

RESERVE FOR POSSIBLE LOAN LOSSES:

The reserve at March 31, 1994 was $18,114,000 or 2.05% of total loans as compared to $16,807,000 or 2.05% of total loans at March 31, 1993.

For the three months ended March 31, 1994, the provision for possible loan losses was $298,000, a decrease of 69.44% from the $975,000 for the same period in 1993.

Net charge-offs were $245,000 in the first quarter of 1994 which represented a decrease of 67.64% when compared to the $757,000 reported for the comparable period of 1993.

Provision and Reserve for Loan Losses (dollars in thousands):

                            				      Three Months Ended March 31,
					                                       1994           1993

Reserve for possible loan losses:
Balance at beginning of period             $18,061       $16,589
Provision charged to expense                   298           975
Charge-offs                                   (439)       (1,004)
Recoveries                                     194           247
Net chargeoffs                                (245)         (757)
                                   					   -------       -------
Balance at end of period                   $18,114       $16,807

Ratios (annualized):
Consolidated Net Charge-offs to:
  Average loans                                .12           .36
  Loans at end of period                       .12           .36
  Reserve for possible loan losses            5.40         18.00




NONINTEREST INCOME AND EXPENSE:

Total noninterest income for the first quarter of 1994 was $4,482,000, a decrease of 1.08% from the $4,532,000 earned for the first quarter of 1993.

Total noninterest expense for the first quarter of 1994 was $15,018,000, an increase of 8.62% when compared with $13,827,000 for the same period a year ago.

The following table provides additional details of noninterest income and expense:

Noninterest Income and Expense (dollars in thousands):

				                               Three Months
				                                   Ended
				                                 March 31,         Change
                            				  1994     1993     Amount  Percent

Noninterest income:
  Service charges on
    deposit accounts             $2,519   $2,533    ($14)    -0.55%
  Commissions, service
    charges and fees                296      316     (20)    -6.33%
  Mortgage servicing                417      523    (106)   -20.27%
  Bankcard fees and
    discounts                       389      368      21      5.71%
  All other                         861      792      69      8.71%
                            				 ------   ------    ----
Total noninterest income         $4,482   $4,532    ($50)    -1.10%

Noninterest expense:
  Salaries and wages             $5,972   $5,280    $692     13.11%
  Pension and other
    employee benefits               975    1,316    (341)   -25.91%
Total staff expenses              6,947    6,596     351      5.32%
  Occupancy expense                 829      907     (78)    -8.60%
  Furniture and equipment
    expense                       1,187    1,157      30      2.59%
  Stationery and supplies           396      298      98     32.89%
  FDIC insurance assessments        741      803     (62)    -7.72%
  Telephone                         329      314      15      4.78%
  Amortization of intangibles       918      850      68      8.00%
  Postage                           173      310    (137)   -44.19%
  Professional services             454      193     261    135.23%
  Automated services              1,163      170     993    584.12%
  Bankcard                          374      391     (17)    -4.35%
  All other                       1,507    1,838    (331)   -18.01%
                            				-------  -------  ------
Total noninterest expense       $15,018  $13,827  $1,191      8.61%

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither Registrant nor its subsidiary, First Citizens Bank and Trust Company, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.


Item 2.  Changes in Securities.

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

Not Applicable.


Item 5.  Other Information.

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

       	11 Statement Re Computation of Per Share Earnings

(b)     No reports on Form 8-K were filed during the quarter ended
       	March 31, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                					FIRST CITIZENS BANCORPORATION
				                                	OF SOUTH CAROLINA, INC.
				                                	(Registrant)





Dated:  May 11, 1994                    Jay C. Case
                                   					Jay C. Case, Treasurer
					                                   Chief Financial Officer



Dated:  May 11, 1994                    Jay C. Case
                                   					Jay C. Case, Treasurer
                                   					Chief Financial Officer