Form 10-Q
period 1994-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1994-08-15
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1994 Commission File Number 0-11172

              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
             (Exact name of registrant as specified in its charter)

      STATE OF SOUTH CAROLINA                                  57-0738665
 (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

                1230 MAIN STREET
          COLUMBIA, SOUTH CAROLINA                                 29201
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (803)  733-3456

               NO CHANGE
(Former name or former address,
 if changed since last report.)

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

               Class                          Outstanding at July 31, 1994

     COMMON STOCK, $5.00 PAR VALUE              892,813 SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE    52,720 SHARES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (dollars in thousands)

                                    June 30, 1994  December 31, June 30, 1993
                                      (Unaudited)   1993          (Unaudited)
ASSETS
Cash and due from banks:
  Noninterest-bearing                   $90,279         $96,442       $82,931
  Interest-bearing                       14,450          14,950        15,450
Total cash and due from banks           104,729         111,392        98,381
Investment securities:
  Held-to-maturity                      502,431         467,977       472,400
  Available-for-sale                     10,804
Total securities                        513,235         467,977       472,400
Federal funds sold                            0               0         4,500
Gross loans and discounts
  Real estate - construction             16,923          18,952        15,119
  Real estate - mortgage                536,905         509,314       478,415
  Installment                           255,063         253,874       238,147
  Commercial, financial and
    agricultural                         96,105          98,863        92,789
  Less:  Unearned interest                    0               0           (3)
  Less:  Reserve for loans losses      (18,570)        (18,061)      (16,923)
Net loans and discounts                 886,426         862,942       807,544
Premises and equipment                   36,023          36,853        38,591
Other real estate owned                     180             410           955
Interest income accrued, not
   collected                              9,773          10,651        11,042
Intangible assets                        17,515          14,584        16,194
Other assets                             14,997          14,169         6,064
TOTAL ASSETS                         $1,582,878      $1,518,978    $1,455,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                               $213,915        $208,606      $189,981
  Time                                  404,906         478,246       389,179
  Savings                               777,067         649,514       715,446
Total deposits                        1,395,888       1,336,366     1,294,606
Federal funds purchased                  13,600           8,000             0
Securities sold under repurchase
 agreements                              49,606          63,206        61,191
Subordinated notes and term loan         13,900          14,400        14,900
Other liabilities                        16,178          12,769         6,778
TOTAL LIABILITIES                     1,489,172       1,434,741     1,377,475
Stockholders' Equity:
  Preferred stock                         3,282           3,282         3,282
  Non-voting common stock - $5.00
    par  value, authorized
    1,000,000; issued and outstanding
    June 30, 1994, December 31, 1993
    and June 30, 1993 - 52,720              264             264           264
  Common stock - $5.00 par value,
    authorized 2,000,000;  issued and
    outstanding June 30, 1994,
    December 31, 1993 and June 30,
    1993 - 892,813                        4,464           4,464         4,464
  Surplus                                55,000          55,000        55,000
  Undivided profits                      26,214          21,227        15,186
  Unrealized gains                        4,482               0             0
TOTAL STOCKHOLDERS' EQUITY               93,706          84,237        78,196
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $1,582,878      $1,518,978    $1,455,671

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED (dollars in thousands)

                                                      Quarter Ended June 30,
                                                   1994       1993   % Change
Interest income and fees:
  Loans                                         $18,558    $18,561     -0.02%
  United States Government obligations            4,992      5,835    -14.45%
  Tax exempt securities                             597        496     20.36%
  Other securities and federal funds sold           337        360     -6.39%
                                                 24,484     25,252     -3.04%
Interest expense:
  Deposits                                        8,933      9,039     -1.17%
  Short-term borrowings                             573        388     47.68%
  Long-term borrowings                              224        274    -18.25%
                                                  9,730      9,701      0.30%
Net interest income                              14,754     15,551     -5.13%
Provision for loan losses                           860        482     78.42%
Net interest income after
  provision for loan losses                      13,894     15,069     -7.80%

Noninterest income:
  Service charges on deposit accounts             2,572      2,579     -0.27%
  Fees for other customer services                1,155      1,207     -4.31%
  Investment securities transactions                  0         44   -100.00%
  Other                                             902        890      1.35%
                                                  4,629      4,720     -1.93%
Noninterest expense:
Salaries and employee benefits                    6,816      6,605      3.19%
  Net occupancy expense of premises                 548        594     -7.74%
  Furniture and equipment expense                   386        448    -13.84%
  Depreciation expense                            1,048        967      8.38%
  Amortization of intangibles                       970        919      5.55%
  Other                                           5,140      4,557     12.79%
                                                 14,908     14,090      5.81%
Income before income taxes and
  cumulative effect of a change
  in accounting principle                         3,615      5,699    -36.57%
Applicable income taxes                           1,243      1,979    -37.19%
Income before cumulative effect
of a change in accounting principle               2,372      3,720    -36.24%
Cumulative effect on prior years
  (to December 31, 1992) of changing
  to a different method of accounting
  for income taxes                                    0          0      0.00%
Net Income                                       $2,372     $3,720    -36.24%

Per share amounts:
  Earnings per common share:
    Income before cumulative effect of a
      change in  accounting principle             $2.46      $3.89    -36.76%
    Cumulative effect on prior years (to
      December 31, 1992) of changing to a
      different method of accounting for
      income taxes                                 0.00       0.00      0.00%
Net income                                        $2.46      $3.89    -36.76%

  Weighted average common
    shares outstanding                          945,533    945,533      0.00%



                                                    Six Months Ended June 30,
                                                1994         1993    % Change
Interest income and fees:
  Loans                                         $36,659    $36,875     -0.59%
  United States Government obligations            9,785     11,893    -17.72%
  Tax exempt securities                           1,226        884     38.69%
  Other securities and federal funds sold           735        760     -3.29%
                                                 48,405     50,412     -3.98%
Interest expense:
  Deposits                                       17,279     18,525     -6.73%
  Short-term borrowings                           1,068        767     39.24%
  Long-term borrowings                              480        543    -11.60%
                                                 18,827     19,835     -5.08%
Net interest income                              29,578     30,577     -3.27%
Provision for loan losses                         1,158      1,456    -20.47%
Net interest income after
  provision for loan losses                      28,420     29,121     -2.41%

Noninterest income:
  Service charges on deposit accounts             5,091      5,112     -0.41%
  Fees for other customer services                2,257      2,414     -6.50%
  Investment securities transactions                  0         44   -100.00%
  Other                                           1,763      1,681      4.88%
                                                  9,111      9,251     -1.51%
Noninterest expense:
  Salaries and employee benefits                 13,763     13,201      4.26%
  Net occupancy expense of premises               1,109      1,226     -9.54%
  Furniture and equipment expense                   776        884    -12.22%
  Depreciation expense                            2,114      1,965      7.58%
  Amortization of intangibles                     1,888      1,769      6.73%
  Other                                          10,276      8,872     15.83%
                                                 29,926     27,917      7.20%
Income before income taxes and
  cumulative effect of a change
  in accounting principle                         7,605     10,455    -27.26%
Applicable income taxes                           2,532      3,799    -33.35%
Income before cumulative effect
  of a change in accounting principle             5,073      6,656    -23.78%
Cumulative effect on prior years
  (to December 31, 1992) of changing
  to a different method of accounting
  for income taxes                                    0        221   -100.00%
Net Income                                       $5,073     $6,877    -26.23%

Per share amounts:
  Earnings per common share:
    Income before cumulative effect of a
      change in  accounting principle             $5.27      $6.95    -24.17%
    Cumulative effect on prior years (to
      December 31, 1992) of changing to a
      different method of accounting for
      income taxes                                 0.00       0.23   -100.00%
Net income                                        $5.27      $7.18    -26.60%

  Weighted average common
    shares outstanding                          945,533    945,533      0.00%

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

                             Non-                            Unreal-    Total
                    Pre-   Voting Voting               Un-     ized    Stock-
                  ferred   Common Common           divided    Gains  holders'
                   Stock    Stock  Stock  Surplus  Profits  (Losses)   Equity

Balance at
  December 31,
  1992             $3,300    $264  $4,464  $40,000  $23,388           $71,416
Net income                                            6,877             6,877
Preferred stock
  dividends                                            (86)              (86)
Transfer to
  surplus                                   15,000 (15,000)                 0
Reacquired
  preferred
  stock              (18)                                 7              (11)
Balance at
  June 30, 1993     3,282     264   4,464   55,000   15,186            78,196
Net income                                            6,127             6,127
Preferred stock
  dividends                                            (86)              (86)
Balance at
  December 31,
  1993              3,282     264   4,464   55,000   21,227            84,237
Net income                                            5,073             5,073
Preferred stock
  dividends                                            (86)              (86)
Unrealized gains,
  net of taxes                                                4,482     4,482
Balance at
  June 30, 1994    $3,282    $264  $4,464  $55,000  $26,214  $4,482   $93,706

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)

                                                  Six Months Ended June 30,
                                                     1994           1993
Cash Flows From Operating Activities:
  Net income                                        $5,073         $6,877
  Adjustments to reconcile net income
    to net cash provided
      by operating activities:
      Provision for loan losses                      1,158          1,456
      Depreciation and amortization                  4,002          3,734
      Amortization/accretion of
        investment securities                          131            861
      Deferred income tax benefit                      979             17
      (Gains) losses on investment
        securities                                       0           (44)
      Gains on sales of premises and
        equipment                                     (81)            (6)
      Decrease (increase) in interest
        income accrued, not collected                  878            424
      Increase (decrease) in accrued
        interest payable                               111        (1,329)
      Obligations of loans held for
        resale                                    (22,392)       (30,432)
      Proceeds from sales of loans
        held for resale                             25,779         30,022
      Gains on sales of loans held
        for resale                                   (162)          (269)
      Increase in other assets                     (4,220)          (449)
      Increase (decrease) in other
        liabilities                                  3,408           (41)
      Other operating activities                     (224)          (142)
Net Cash Provided By Operating
       Activities                                   14,440         10,679

Cash Flows From Investing Activities:
  Net increase in loans                           (27,867)       (17,724)
  Proceeds from maturities of
    investment securities                          190,156         81,494
  Purchases of investment securities             (228,519)       (94,962)
  Increase in federal funds sold                         0        (4,500)
  Proceeds from sales of premises
    and equipment                                      356             10
  Purchases of premises and equipment              (1,576)        (4,611)
  Net (increase) decrease in other
    real estate owned                                  230          (639)
  Increase in intangible assets                    (4,819)          (488)
Net Cash Used In Investing
       Activities                                 (72,039)       (41,420)

Cash Flows From Financing Activities:
  Net increase in deposits                          59,522         11,481
  (Decrease) increase in federal
     funds purchased and securities
     sold under agreements to
     repurchase                                    (8,000)         15,789
  Maturities of subordinated
    notes and term loan                              (500)          (500)
  Cash dividends paid                                 (86)           (86)
  Reacquired preferred stock                             0           (11)
Net Cash Provided By
       Financing Activities                         50,936         26,673

Decrease in cash and due from banks                (6,663)        (4,068)
Cash and due from banks at
   beginning of year                               111,392        102,449
Cash and due from banks at June 30                $104,729        $98,381

Supplemental disclosures of cash
  flow information:
    Interest paid                                  $18,717        $21,164
    Income taxes paid                               $2,168         $3,550

Unrealized appreciation in
  securities available-for-sale:
    Securities available-for-sale                   $6,895              -
    Shareholders' equity                            $4,482              -
    Deferred taxes                                  $2,413              -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising all normal recurring accruals) necessary for a fair presentation of financial statements have been included. A summary of Bancorporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's
Annual Report on Form 10-K for 1993. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1993 Annual Report.


Income Taxes:

Effective January 1, 1993, Bancorporation adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changes Bancorporation's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously Bancorporation deferred the past tax effects of timing, differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. Further, SFAS 109 requires a valuation allowance be provided against deferred tax assets unless management considers it more likely than not that such assets will be realized. Based on current facts and circumstances, management believes that deferred tax assets are reasonably assured of realization and, accordingly, does not believe that a valuation allowance is necessary. The cumulative effect to Bancorporation's results of operations from the implementation of the new accounting standard was $221,000.

Deferred tax assets and liabilities recorded pursuant to SFAS 109 are composed of the following at:
                                        June 30, 1994  June 30, 1993

Provision for loan losses in excess
  of amount deductible for taxes               $6,421         $5,754
Other, net                                        760            601
Gross deferred tax asset                        7,181          6,355

Book depreciation over tax                        519            638
Interest income, accretion of bond
  discount and expenses recognized
  for books not taxed until realized              269            148
Deferred income and expense items
  recognized in differing accounting periods      427            335
Pension plan                                      739            491
Unrealized gains on available-for-sale
  securities                                    2,413              0
Other                                             152            385
Gross deferred tax liability                    4,519          1,997
Net deferred tax asset                        $ 2,662        $ 4,358


Investment Securities:

Bancorporation adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities. "Management has reviewed the investment securities portfolio and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

SUMMARY:

First Citizens Bancorporation reported net income of $2,372,000 for the second quarter of 1994, a 36.24% decrease from the $3,720,000 for the second quarter a year ago. Net income for the six months ended June 30, 1994 was $5,073,000, a 26.23% decrease from the $6,877,000 reported for the same period in 1993. The downturn in earnings is attributable to the decline in net interest margin and interest spreads, along with increased cost of operations.

Average loans net of unearned interest for the quarter ended June 30, 1994 increased $64,819,000 or 7.87% when compared to the same period in 1993, with a yield of 8.42% for the second quarter of 1994. Average taxable and non-taxable investment securities for the second quarter of 1994 increased by $27,039,000 or 5.78% from the second quarter of 1993, with a taxable equivalent yield of 4.83% for the second quarter of 1994. Average loans net of unearned interest for the six months ended June 30, 1994 increased $66,099,000 or 8.07% from the same period in 1993, with a yield of 8.39% for the six months ended June 30, 1994. Average taxable and non-taxable investment securities for the six months ended June 30, 1994 increased by $16,197,000 or 3.50% from the same period in 1993, with a taxable equivalent yield of 4.92% for the first six months of 1994.

For the quarter and six months ended June 30, 1994, noninterest income declined slightly by $91,000 or 1.93% and $140,000 or 1.51%, respectively, as compared to the same periods in 1993. For the quarter and six months ended June 30, 1994, noninterest expense increased $818,000 or 5.81% and $2,009,000 or 7.20%, respectively, as compared to the same periods in 1993. The increase in noninterest expense was primarily due to increased salary, wage and employee benefit costs and overall operating operating expenses.

Net income per common share for the quarter ended June 30, 1994 decreased 36.76% to $2.46, as compared to $3.89 for the second quarter of 1993. Net income per common share for the six months ended June 30, 1994 decreased 26.60% to $5.27, as compared to $7.18 for the same period in 1993.

Book value per common share as of June 30, 1994 increased 20.70% to $95.63, as compared to $79.23 for the same period in 1993.

As illustrated in the following table, Tier 1 capital was 8.50% at June 30, 1994 as compared to 8.03% at June 30, 1993. Total risk based capital was 10.75% at June 30, 1994 as compared to 10.56% at June 30, 1993. The risk based capital ratios were calculated using the 1992 Final Rules as defined by Federal regulators.

Components of Capital (Dollars in thousands):
                                                     June 30,
                                                 1994        1993
Stockholders' Equity:
  Preferred stock                            $    3,282  $   3,282
  Common stock                                    4,728      4,728
  Surplus                                        55,000     55,000
  Undivided profits                              30,696     15,186
Total stockholders' equity                       93,706     78,196
Reserve for possible loan losses                 18,570     16,923
Total primary capital                           112,276     95,119
Long-term debt qualifying as
  secondary capital                              13,900     14,900
     Total capital                             $126,176   $110,019

Tier I leverage ratio                              4.77       4.55
Risk based capital ratio total                    10.67      10.56
  Tier I                                           8.46       8.03
  Tier II                                          2.21       2.53


NET INTEREST INCOME:

Net interest income on a taxable equivalent basis was $15,160,000 for the second quarter of 1994, a decrease of 4.50% from the $15,875,000 for the comparable period in 1993. Net interest income on a taxable equivalent basis was $30,421,000 for the six months ended June 30, 1994, a decrease of 2.48% from the $31,194,000 for the comparable period in 1993.

The following table presents the components, of net interest income for the quarter and six months ended June 30, 1994 and 1993:

Net Interest Income (Dollars in thousands):

                                   Quarter Ended     Six Months Ended
                                      June 30,            June 30,
                                    1994     1993     1994        1993

Total interest income            $24,484   $25,252   $48,405   $50,412
Total interest expense             9,730     9,701    18,827    19,835
Net interest income               14,754    15,551    29,578    30,577
Tax equivalent adjustment            406       324       843       617
Net interest income (taxable
  equivalent basis)              $15,160   $15,875   $30,421   $31,194

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)

                                  Quarter Ended June 30
                                                 Interest
                         Average Balance        Rev./Exp.          Yield
                          1994        1993     1994     1993    1994    1993
Interest-earning
  assets:
Loans, net of
  unearned interest    $888,422    $823,603  $18,640  $18,629    8.42%  9.07%
Taxable investment
  securities            448,380     433,102    5,055    5,875    4.51%  5.43%
Non-taxable
  investment
  securities             46,543      34,782      918      753    7.89%  8.66%
Federal funds sold        7,080      13,991       67      105    3.80%  3.01%
Other earning assets     14,546      14,987      210      214    5.79%  5.73%
Total interest
 -earning assets      1,404,971   1,320,465   24,890   25,576    7.10%  7.76%

Noninterest-earning
  assets:
Cash and due from
  banks                  77,068      79,115
Premises and
  equipment              36,202      38,920
Other, less reserve
  for loan losses        21,046      23,620
Total noninterest
  -earning assets       134,316     141,655
TOTAL ASSETS         $1,539,287  $1,462,120

Interest-bearing
  liabilities:
Deposits             $1,151,342  $1,111,071    8,933    9,039    3.11%  3.26%
Federal funds
  purchased and
  securities
  sold under
  agreements to
  repurchase             59,040      54,002      572      388    3.89%  2.88%
Long-term debt           13,939      15,108      225      274    6.46%  7.25%
Total interest
  -bearing
  liabilities         1,224,321   1,180,181    9,730    9,701    3.19%  3.30%

Noninterest-bearing
  liabilities:
Demand deposits         204,855     190,057
Other liabilities        20,245      15,165
Total noninterest
  -bearing
  liabilities           225,100     205,222
Stockholders'
  equity                 89,866      76,717
TOTAL LIABILITIES AND
  STOCKHOLDERS'
  EQUITY             $1,539,287  $1,462,120    9,730    9,701

Net interest income                          $15,160  $15,875
Interest income to
  interest-earning
  assets                                                         7.10%  7.76%
Interest expense to
  interest-earning
  assets                                                         3.19%  3.30%
Net interest income
  to interest-earning
  assets                                                         3.95%  4.35%


                                                               Net
                                     Change Due To           Increase
                                    Rate        Volume     (Decrease)
Interest-earning assets:
Loans, net of unearned
  interest                       ($1,459)        $1,470         $11
Taxable investment
  securities                      (1,027)           207       (820)
Non-taxable investment
  securities                         (90)           255         165
Federal funds sold                     14          (52)        (38)
Other earning assets                    2           (6)         (4)
Total interest-
       earning assets             (2,560)         1,874       (686)

Interest-bearing
  liabilities:
Deposits                            (435)           329       (106)
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                          148            36         184
Long-term debt                       (28)          (21)        (49)
Total interest-bearing
  liabilities                       (315)           344          29

Net interest income              ($2,245)        $1,530      ($715)

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)
- - - Continued
                                    Six Months Ended June 30
                                            Interest
                      Average Balance        Rev./Exp.          Yield
                       1994       1993     1994    1993      1994     1993
Interest-earning
  assets:
Loans, net of
  unearned
  interest           $885,581   $819,482 $36,841  $37,036    8.39%   9.11%
Taxable
  investment
  securities          430,970    433,985   9,904   11,983    4.60%   5.52%
Non-taxable
  investment
  securities           48,424     29,212   1,885    1,340    7.79%   9.17%
Federal funds
  sold                 12,609     16,107     207      241    3.31%   3.02%
Other earning
  assets               14,628     15,464     411      429    5.67%   5.59%
Total interest
  -earning
  assets            1,392,212  1,314,250  49,248   51,029    7.12%   7.81%

Noninterest-earning
  assets:
Cash and due
  from banks           76,511     77,335
Premises and
  equipment            36,454     37,835
Other, less
  reserve for
  loan losses          21,917     23,924
Total noninterest
  -earning assets     134,882    139,094
TOTAL ASSETS       $1,527,094 $1,453,344

Interest-bearing
  liabilities:
Deposits           $1,146,900 $1,112,086  17,279   18,525    3.04%   3.36%
Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase        62,426     53,689   1,067      767    3.45%   2.88%
Long-term debt         14,060     15,070     481      543    6.84%   7.21%
Total interest
  -bearing
  liabilities       1,223,386  1,180,845  18,827   19,835    3.10%   3.39%

Noninterest-bearing
  liabilities:
Demand deposits       198,518    182,154
Other liabilities      17,446     15,271
Total noninterest
  -bearing
  liabilities         215,964    197,425
Stockholders'
  equity               87,744     75,074
TOTAL LIABILITIES
  AND STOCKHOLDERS'
  EQUITY           $1,527,094 $1,453,344  18,827   19,835

Net interest income                      $30,421  $31,194
Interest income to
  interest-earning
  assets                                                     7.12%   7.81%
Interest expense to
  interest-earning
  assets                                                     2.73%   3.04%
Net interest income
  to interest-earning
  assets                                                     4.39%   4.77%



                                                                     Net
                                       Change Due To               Increase
                                      Rate          Volume        (Decrease)
Interest-earning assets:
Loans, net of unearned
  interest                         ($3,207)        $3,012          ($195)
Taxable investment
  securities                        (1,996)          (83)         (2,079)
Non-taxable investment
  securities                          (336)           881             545
Federal funds sold                       19          (53)            (34)
Other earning assets                      5          (23)            (18)
Total interest-earning
  assets                            (5,515)         3,734         (1,781)

Interest-bearing
  liabilities:
Deposits                            (1,831)           585         (1,246)
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                            174           126             300
Long-term debt                         (26)          (36)            (62)
Total interest-bearing
  liabilities                       (1,683)           675         (1,008)
Net interest income                ($3,832)        $3,059          ($773)

RESERVE FOR POSSIBLE LOAN LOSSES:

The reserve at June 30, 1994 was $18,570,000 or 2.05% of total loans as compared to $16,923,000 or 2.05% of total loans at June 30, 1993.

For the quarter ended June 30, 1994, the provision for possible loan losses was $860,000, an increase of 78.42% over the $482,000 for the same period in 1993. For the six months ended June 30, 1994, the provision for possible loan losses was $1,158,000, a decrease of 20.47% over the $1,456,000 for 1993.

Net charge-offs were $404,000 in the second quarter of 1994 which represented an increase of 10.38% when compared to the $366,000 reported for the comparable period of 1993. For the six months ended June 30, 1994, net charge-offs were $649,000, a 42.21% decrease from the $1,123,000 for 1993.

Provision and Reserve For Loans Losses (Dollars in thousands):

                                 QUARTER ENDED      SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                                   1994    1993      1994     1993

RESERVE FOR POSSIBLE
  LOAN LOSSES:
Balance at beginning
  of period                      $18,114   $16,807    $18,061    $16,589
Provision charged to
  expense                            860       481      1,158      1,456
Charge-offs                        (558)     (517)      (997)     (1,521)
Recoveries                           154       152        348        399
Net charge-offs                    (404)     (365)      (649)     (1,122)
Balance at end of period         $18,570   $16,923    $18,570    $16,923

RATIOS (ANNUALIZED):
Net Charge-offs to:
  Average loans                      .18       .18        .15        .27
  Loans at end of period             .18       .18        .14        .27
  Reserve for possible
    loan losses                     8.70      8.63       6.99      13.26

NONINTEREST INCOME AND EXPENSE:

Total noninterest income for the quarter was $4,629,000, a decrease of 1.93% from the $4,720,000 earned for the second quarter of 1993. For the six months ended June 30, 1994, total noninterest income was $9,111,000, a decrease of 1.51% from the $9,251,000 earned for the same period in 1993.

Total noninterest expense for the second quarter of 1994 was $14,908,000, an increase of 5.81% when compared with $14,090,000 for the same period a year ago. For the six months ended June 30, 1994, total noninterest expense was $29,926,000, an increase of 7.20% when compared with $27,917,000 for the same period a year ago. The increase in automation services is due to outsourcing the majority of data processing and was offset by a decline in growth of salaries and benefits through staff reductions and furniture and equipment expense.

The following table provides additional details of noninterest income and expense:

Noninterest Income and Expense (dollars in thousands):

                                      Quarter Ended
                                         June 30,            Change
                                      1994      1993     Amount   Percent
Noninterest income:
  Service charges on deposit
    accounts                         $2,572    $2,579     ($7)       -0.27%
  Commissions, service charges
    and fees                            341       375     (34)       -9.07%
  Mortgage servicing                    414       518    (104)      -20.08%
  Bankcard fees and discounts           400       358       42       11.73%
  All other                             902       890       12        1.35%
     Total noninterest income        $4,629    $4,720    ($91)       -1.93%

Noninterest expense:
  Salaries and wages                 $5,484    $5,335     $149        2.79%
  Pension and other employee
    benefits                          1,332     1,270       62        4.88%
     Total staff expenses             6,816     6,605      211        3.19%
  Occupancy expense                     816       840     (24)       -2.86%
  Furniture and equipment expense     1,167     1,170      (3)       -0.26%
  Amortization of intangibles           970       919       51        5.55%
  Telephone                             346       342        4        1.17%
  Stationery and supplies               226       284     (58)      -20.42%
  Professional services                 213       169       44       26.04%
  Automated services                  1,581       153    1,428      933.33%
  FDIC insurance assessment             742       803     (61)       -7.60%
  Bankcard                              487       419       68       16.23%
  Postage                                69       258    (189)      -73.26%
  All other                           1,475     2,128    (653)      -30.69%
     Total noninterest expense      $14,908   $14,090     $818        5.81%


                                     Six Months Ended
                                         June 30,            Change
                                      1994      1993    Amount    Percent
Noninterest income:
  Service charges on deposit
    accounts                         $5,091    $5,112    ($21)       -0.41%
  Commissions, service charges
    and fees                            637       691     (54)       -7.81%
  Mortgage servicing                    831     1,041    (210)      -20.17%
  Bankcard fees and discounts           789       726       63        8.68%
  All other                           1,763     1,681       82        4.88%
Total noninterest income             $9,111    $9,251   ($140)       -1.51%

Noninterest expense:
  Salaries and wages                $11,456   $10,615     $841        7.92%
  Pension and other employee
    benefits                          2,307     2,586    (279)      -10.79%
Total staff expenses                 13,763    13,201      562        4.26%
  Occupancy expense                   1,645     1,747    (102)       -5.84%
  Furniture and equipment
    expense                           2,354     2,327       27        1.16%
  Amortization of intangibles         1,888     1,769      119        6.73%
  Telephone                             675       656       19        2.90%
  Stationery and supplies               622       582       40        6.87%
  Professional services                 667       362      305       84.25%
  Automated services                  2,744       323    2,421      749.54%
  FDIC insurance assessment           1,483     1,606    (123)       -7.66%
  Bankcard                              861       810       51        6.30%
  Postage                               242       568    (326)      -57.39%
  All other                           2,982     3,966    (984)      -24.81%
     Total noninterest expense      $29,926   $27,917   $2,009        7.20%

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

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

Registrant's Annual Meeting of Shareholders was held on April 27, 1994. Actions taken at the meeting, and the voting results regarding each such matter, are described below. (In the voting results on each matter or nominee listed below, "Broker Non-votes" refers to votes attributable to voting shares held (for other beneficial owners) by brokers, banks and other nominees which were counted as present at the meeting for any purpose but which were not voted on that particular matter. "Votes Withheld" on each nominee listed below refers to votes attributable to voting shares held by any shareholder which were specifically withheld from the voting on those particular nominees.)

  1. Proposal to fix the number of Registrant's directors to be elected for 1994 at 26.

       Voting Results:  VOTED FOR  771,070;   VOTED AGAINST  7,425;
                        ABSTAINED  1,113;     BROKER NON-VOTES  0.

  2.   Election of 26 directors for 1994.

       (See Listing on Next Page)

  Nominee's Name            Votes For  Votes Withheld    Broker Non-votes

  J. B. Apple                 771,453        3,856           0
  Richard W. Blackmon         771,418        3,891           0
  George H. Broadrick         771,418        3,891           0
  T. E. Brogdon               765,547        9,762           0
  William M. Faulkner, Jr.    771,418        3,891           0
  Laurens W. Floyd            771,453        3,856           0
  Charles S. Haltiwanger      771,418        3,891           0
  William E. Hancock, III     771,453        3,856           0
  T. J. Harrelson             771,418        3,891           0
  Robert B. Haynes            771,453        3,856           0
  Wycliffe E. Haynes          771,453        3,856           0
  Albert R. Heyward, II       771,418        3,891           0
  Carmen P. Holding           771,453        3,856           0
  Frank B. Holding            771,453        3,856           0
  Dan H. Jordan               771,418        3,891           0
  Thomas W. Lane              771,418        3,891           0
  Russell A. McCoy, Jr.       771,418        3,891           0
  E. Hite Miller, Sr.         771,418        3,891           0
  N. Welch Morrisette, Jr.    771,418        3,891           0
  E. P. Palmer                771,453        3,856           0
  J. William Pitts, Sr.       771,418        3,891           0
  Bruce L. Plyler             771,418        3,891           0
  L. H. Rowell                771,418        3,891           0
  William E. Sellars          771,418        3,891           0
  Henry F. Sherrill           771,418        3,891           0
  J. A. Stanley               771,453        3,856           0


Item 5.  Other Information.

On June 3, 1994, Registrant purchased the assets and assumed the liabilities of four (4) offices of Cooper River Federal Savings Association of which two
(2) are located in North Charleston, one (1) in Summerville, and one (1) in Moncks Corner, South Carolina. Total assets purchased were $7,064,000 and liabilities assumed totaled $61,666,000, of which $61,362,000 were deposits. A premium of $4,500,000 on deposits purchased will be assigned to a core deposit intangible asset and will be amortized over seven and one half
(7 1/2) years. The acquisition will be accounted for by the purchase method of accounting. Proforma financial information is not attached since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).


Item 6.  Exhibits and Reports on Form 8-K.

   (a)    Exhibits

   11     Statement Re Computation of Per Share Earnings - Page 21

   (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST CITIZENS BANCORPORATION
                                   OF SOUTH CAROLINA, INC.
                                   (Registrant)


Dated:  August 12, 1994              Jay C. Case, Treasurer
                                     (Chief Financial Officer)


Dated:  August 12, 1994              Jay C. Case, Treasurer
                                     (Chief Financial Officer)