Form 10-Q
period 1994-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1994-11-15
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1994 Commission File Number
0-11172


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

               Class                          Outstanding at October 31, 1994

COMMON STOCK, $5.00 PAR VALUE                      892,813 SHARES
NON-VOTING COMMON STOCK, $5.00 PAR VALUE           50,720 SHARES

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)

                                      September 30,              September 30,
                                           1994      December 31,    1993
                                        (Unaudited)       1993     (Unaudited)
ASSETS
Cash and due from banks:
  Noninterest-bearing                      $79,439        $96,442     $82,440
  Interest-bearing                          14,200         14,950      15,200
Total cash and due from banks               93,639        111,392      97,640
Investment securities:
  Held-to-maturity                         471,540        467,977     491,807
  Available-for-sale                        11,002              0           0
Total securities                           482,542        467,977     491,807
Federal funds sold                               0              0           0
Gross loans and discounts
  Real estate - construction                13,468         18,952      18,477
  Real estate - mortgage                   555,265        509,314     478,746
  Installment                              263,188        253,874     244,403
  Commercial, financial and agricultural    88,192         98,863      94,499
  Less:  Unearned interest                       0              0         (1)
  Less:  Reserve for loans losses         (18,880)       (18,061)    (17,098)
Net loans and discounts                    901,233        862,942     819,026
Premises and equipment                      40,573         36,853      37,644
Other real estate owned                        544            410       1,373
Interest income accrued, not collected       9,781         10,651      10,232
Intangible assets                           16,464         14,584      15,368
Other assets                                13,834         14,169      11,987
TOTAL ASSETS                            $1,558,610     $1,518,978  $1,485,077

LIABILITIES AND STOCKHOLDERS'
  EQUITY
    Deposits:
      Demand                              $211,121       $208,606    $200,404
      Time                                 399,486        478,246     387,389
      Savings                              776,034        649,514     718,001
Total deposits                           1,386,641      1,336,366   1,305,794
Federal funds purchased                      9,600          8,000      21,500
Securities sold under repurchase
  agreements                                36,623         63,206      47,656
Subordinated notes and term loan            13,650         14,400      14,650
Other liabilities                           16,017         12,769      13,990
TOTAL LIABILITIES                        1,462,531      1,434,741   1,403,590

Stockholders' Equity:
  Preferred stock                            3,282          3,282       3,282
  Non-voting common stock - $5.00
    par value, authorized 1,000,000;
    issued and outstanding September 30,
    1994 - 50,720, December 31, 1993 and
    September 30, 1993 - 52,720                254            264         264
  Voting common stock - $5.00 par
    value, authorized 2,000,000;
    issued and outstanding September
    30, 1994, December 31, 1993 and
    September 30, 1993 - 892,813             4,464          4,464       4,464
  Surplus                                   55,000         55,000      55,000
  Undivided profits                         28,477         21,227      18,477
  Unrealized gains                           4,602              0           0
TOTAL STOCKHOLDERS' EQUITY                  96,079         84,237      81,487
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $1,558,610     $1,518,978  $1,485,077

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED (dollars in thousands)

                                    Quarter Ended           Nine Months Ended
                                     September 30,          September 30,
                                                %                          %
                               1994    1993   Change     1994    1993  Change
Interest income and fees:
  Loans                     $19,376 $18,449    5.02%  $56,035 $55,324    1.29%
  United States Government
    obligations               5,059   5,510   -8.19%   14,844  17,403  -14.70%
  Tax exempt securities         579     635   -8.82%    1,805   1,519   18.83%
  Other securities and
    federal funds sold          283     309   -8.41%    1,018   1,069   -4.77%
                             25,297  24,903    1.58%   73,702  75,315   -2.14%
Interest expense:
  Deposits                    9,818   8,654   13.45%   27,097  27,179   -0.30%
  Short-term borrowings         591     383   54.31%    1,659   1,150   44.26%
  Long-term borrowings          231     270  -14.44%      711     813  -12.55%
                             10,640   9,307   14.32%   29,467  29,142    1.12%
Net interest income          14,657  15,596   -6.02%   44,235  46,173   -4.20%
Provision for loan losses       485     428   13.32%    1,643   1,884  -12.79%
Net interest income after
  provision for loan losses  14,172  15,168   -6.57%   42,592  44,289   -3.83%
Noninterest income:
  Service charges on deposit
    accounts                  2,649   2,633    0.61%    7,740   7,745   -0.06%
  Fees for other customer
    services                  1,206   1,201    0.42%    3,463   3,615   -4.20%
  Investment securities
    transactions                  0       0    0.00%        0      44 -100.00%
  Other                         842     759   10.94%    2,605   2,440    6.76%
                              4,697   4,593    2.26%   13,808  13,844   -0.26%
Noninterest expense:
  Salaries and employee
    benefits                  7,004   6,789    3.17%   20,767  19,990    3.89%
  Net occupancy expense of
    premises                    586     651   -9.98%    1,695   1,877   -9.70%
  Furniture and equipment
    expense                     427     552  -22.64%    1,203   1,436  -16.23%
  Depreciation expense        1,083   1,394  -22.31%    3,197   3,359   -4.82%
  Amortization of
    intangibles               1,165     920   26.63%    3,053   2,689   13.54%
  Other                       4,955   4,459   11.12%   15,231  13,331   14.25%
                             15,220  14,765    3.08%   45,146  42,682    5.77%
Income before income taxes
  and cumulative effect
  of a change in accounting
  principle                   3,649   4,996  -26.96%   11,254  15,451  -27.16%
Applicable income taxes       1,204   1,662  -27.56%    3,736   5,461  -31.59%
Income before cumulative
  effect of a change in
  accounting principle        2,445   3,334  -26.66%    7,518   9,990  -24.74%
Cumulative effect on prior
  years (to December 31, 1992)
  of changing to a different
  method of accounting for
  income taxes                    0       0    0.00%        0     221 -100.00%
Net Income                   $2,445  $3,334  -26.66%   $7,518 $10,211  -26.37%

Per share amounts:
  Earnings per common
    share:
    Income before cumulative
      effect of a change
      in accounting principle $2.55   $3.48  -26.72%    $7.82  $10.43  -25.02%
    Cumulative effect on
      prior years (to December
      31, 1992) of changing to
      a different method of
      accounting for income
      taxes                    0.00    0.00    0.00%     0.00    0.23 -100.00%
Net income                    $2.55   $3.48  -26.72%    $7.82  $10.66  -26.64%
Weighted average common
    shares outstanding      944,598 945,533   -0.10%  945,225 945,533   -0.03%

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands)

                               Non-                            Un-      Total
                      Pre-    Voting Voting           Un-     realized Stock-
                      ferred  Common Common           divided Gains    holders
                      Stock   Stock  Stock   Surplus  Profits (Losses) Equity
Balance at December
  31, 1992            $3,300   $264  $4,464  $40,000  $23,388          $71,416
Net income                                             10,211           10,211
Preferred stock
  dividends                                              (129)           (129)
Transfer to surplus                           15,000  (15,000)              0
Reacquired preferred
  stock                 (18)                                 7            (11)
Balance at September
  30, 1993             3,282    264   4,464   55,000    18,477          81,487
Net income                                               2,793           2,793
Preferred stock
 dividends                                                 (43)           (43)
Balance at December
  31, 1993             3,282    264   4,464    55,000    21,227         84,237
Net income                                                7,518          7,518
Preferred stock
  dividends                                               (128)          (128)
Reacquired non-voting
  common stock                  (10)                      (140)          (150)
Unrealized gains,
  net of taxes                                                   4,602   4,602
Balance at September
  30, 1994            $3,282   $254  $4,464   $55,000   $28,477 $4,602 $96,079

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                            1994        1993
Cash Flows From Operating Activities:
  Net income                                               $7,518     $10,211
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                             1,643       1,884
      Depreciation and amortization                         6,250       6,048
      Amortization/accretion of investment
        securities                                             39       1,251
      Deferred income tax benefit                           2,813         198
      Gains on investment securities                            0        (44)
      Gains on sales of premises and equipment               (97)         (9)
      Decrease in interest income accrued,
        not collected                                         870       1,234
      Increase (decrease) in accrued interest payable         132     (1,855)
      Obligations of loans held for resale               (29,353)    (50,440)
      Proceeds from sales of loans held for resale         32,137      49,153
      Gains on sales of loans held for resale               (210)       (375)
      Decrease (increase) in other assets                 (2,478)       2,339
      Increase in other liabilities                         1,606         371
      Other operating activities                            (768)       (716)
Net Cash Provided By Operating Activities                  20,102      19,250

Cash Flows From Investing Activities:
  Net increase in loans                                  (42,718)    (29,632)
  Proceeds from maturities of investment securities       253,031     132,081
  Purchases of investment securities                    (260,517)   (165,045)
  Proceeds from sales of premises and equipment               375         161
  Purchases of premises and equipment                     (7,223)     (5,517)
  Net increase in other real estate owned                   (134)     (1,057)
  Increase in intangible assets                           (4,933)       (583)
Net Cash Used In Investing Activities                    (62,119)    (69,592)

Cash Flows From Financing Activities:
  Net increase in deposits                                 50,275      22,669
  (Decrease) increase in federal funds purchased
    and securities sold under agreements to repurchase   (24,983)      23,754
  Payments on term loan                                     (750)       (750)
  Cash dividends paid                                       (128)       (129)
  Reacquired preferred stock                                    0        (11)
  Reacquired common stock                                   (150)           0
Net Cash Provided By Financing Activities                  24,264      45,533

Decrease in cash and due from banks                      (17,753)     (4,809)
Cash and due from banks at beginning of year              111,392     102,449
Cash and due from banks at September 30                   $93,639     $97,640

Supplemental disclosures of cash flow information:
  Interest paid                                           $29,335     $30,997
  Income taxes paid                                        $2,428      $5,311

Unrealized appreciation in securities available-for-sale:
  Securities available-for-sale                            $7,079           -
  Shareholders' equity                                     $4,602           -
  Deferred taxes                                           $2,477           -

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

Deferred tax assets and liabilities recorded pursuant to SFAS 109 are composed of the following at:
                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                1994           1993
Provision for loan losses in excess
  of amount deductible for taxes               $6,437         $5,813
Other, net                                        739            676
Gross deferred tax asset                        7,176          6,489

Book depreciation over tax                        565            503
Interest income, accretion of bond
  discount and expenses recognized
  for books not taxed until realized              336            167
Deferred income and expense items
  recognized in differing accounting periods      455            340
Pension plan                                      753            590
Unrealized gains on available-for-sale
  securities                                    2,477
Other                                             194            350
Gross deferred tax liability                    4,780          1,950
Net deferred tax asset                        $ 2,396        $ 4,539


INVESTMENT SECURITIES:

Bancorporation adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Management has reviewed the investment securities portfolio and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

First Citizens Bancorporation reported net income of $2,445,000 for the third quarter of 1994, a 26.66% decrease from the $3,334,000 for the third quarter a year ago. Net income for the nine months ended September 30, 1994 was $7,518,000, a 26.37% decrease from the $10,211,000 reported for the same period in 1993. The downturn in earnings is attributable to the decline in net interest margin and interest spreads, along with increased cost of operations.

Average loans net of unearned interest for the quarter ended September 30, 1994 increased $83,845,000 or 10.09% when compared to the same period in 1993, with a yield of 8.42% for the third quarter of 1994. Average taxable and non-taxable investment securities for the third quarter of 1994 increased by $19,563,000 or 4.07% from the third quarter of 1993, with a taxable equivalent yield of 4.80% for the third quarter of 1994. Average loans net of unearned interest for the nine months ended September 30, 1994 increased $72,079,000 or 8.75% from the same period in 1993, with a yield of 8.40% for the nine months ended September 30, 1994. Average taxable and non-taxable investment securities for the nine months ended September 30, 1994 increased by $20,512,000 or 4.34% from the same period in 1993, with a taxable equivalent yield of 4.81% for the first nine months of 1994.

Noninterest income increased by $104,000 or 2.26% and decreased slightly by $36,000 or .26%, respectively, for the quarter and nine months ended September 30, 1994, as compared to the same periods in 1993. For the quarter and nine months ended September 30, 1994, noninterest expense increased $455,000 or 3.08% and $2,464,000 or 5.77%, respectively, as compared to the same periods in 1993. The increase in noninterest expense was primarily due to increased automation services as a result of outsourcing the majority of data processing and was offset by a decline in growth of salaries and benefits through staff reductions and furniture and equipment expense.

Net income per common share for the quarter ended September 30, 1994 decreased 26.72% to $2.55, as compared to $3.48 for the third quarter of 1993. Net income per common share for the nine months ended September 30, 1994 decreased 26.64% to $7.82, as compared to $10.66 for the same period in 1993.

Book value per common share as of September 30, 1994 increased 18.91% to $98.35, as compared to $82.71 for the same period in 1993.

As illustrated in the following table, Tier 1 capital was 8.67% at September 30, 1994 as compared to 8.47% at September 30, 1993. Total risk based capital was 10.81% at September 30, 1994 as compared to 10.97% at September 30, 1993. The risk based capital ratios were calculated using the 1992 Final Rules as defined by Federal regulators.

Components of Capital (dollars in thousands):
                                                         SEPTEMBER 30,
                                                    1994             1993
Stockholders' Equity:
  Preferred stock                               $    3,282        $   3,282
  Common stock                                       4,718            4,728
  Surplus                                           55,000           55,000
  Undivided profits                                 33,079           18,477
Total stockholders' equity                          96,079           81,487
Reserve for possible loan losses                    18,880           17,098
Total primary capital                              114,959           98,585
Long-term debt qualifying as secondary capital      13,650           14,650
     Total capital                                $128,609         $113,235

Tier I leverage ratio                                 5.04             4.75
Risk based capital ratio total                       10.81            10.97
  Tier I                                              8.67             8.47
  Tier II                                             2.14             2.50


NET INTEREST INCOME:

Net interest income on a taxable equivalent basis was $15,017,000 for the third quarter of 1994, a decrease of 6.10% from the $15,992,000 for the comparable period in 1993. Net interest income on a taxable equivalent basis was $45,438,000 for the nine months ended September 30, 1994, a decrease of 3.70% from the $47,186,000 for the comparable period in 1993.

The following table presents the components, of net interest income for the quarter and nine months ended September 30, 1994 and 1993:

                                   QUARTER ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                  1994        1993        1994       1993

Total interest income            $25,297     $24,903    $73,702     $75,315
Total interest expense            10,640       9,307     29,467      29,142
Net interest income               14,657      15,596     44,235      46,173
Tax equivalent adjustment            360         396      1,203       1,013
Net interest income (taxable
  equivalent basis)              $15,017     $15,992    $45,438     $47,186

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands):
                                     Quarter Ended September 30,
                             Average Balance    Interest Rev./Exp    Yield
                             1994        1993      1994    1993   1994  1993
Interest-earning assets:
Loans, net of unearned
  interest                 $914,831   $830,986   $19,425  $18,520 8.42% 8.84%
Taxable investment
  securities                454,249    430,550     5,104    5,548 4.49% 5.15%
Non-taxable investment
  securities                 45,524     49,660       892      961 7.84% 7.74%
Federal funds sold            3,026      7,394        33       58 4.33% 3.11%
Other earning assets         14,246     18,131       203      212 5.65% 4.64%
Total interest
  -earning assets         1,431,876  1,336,721    25,657   25,299 7.12% 7.52%

Noninterest-earning
  assets:
Cash and due from banks      80,374     80,729
Premises and equipment       38,347     38,300
Other, less reserve
  for loan losses            24,626     20,052
Total noninterest
  -earning assets           143,347    139,081
TOTAL ASSETS             $1,575,223 $1,475,802

Interest-bearing
  liabilities:
Deposits                 $1,193,563 $1,112,111     9,818    8,654 3.26% 3.09%
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                 51,121     51,517       592      383 4.59% 2.95%
Long-term debt               13,688     14,693       230      270 6.72% 7.35%
Total interest-bearing
  liabilities             1,258,372  1,178,321    10,640    9,307 3.36% 3.13%

Noninterest-bearing
  liabilities:
Demand deposits             206,793    202,777
Other liabilities            21,516     14,556
Total noninterest
 -bearing liabilities       228,309    217,333
Stockholders' equity         88,542     80,148
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY   $1,575,223 $1,475,802    10,640    9,307

Net interest income                              $15,017  $15,992
Interest income to
 interest-earning
 assets                                                           7.12% 7.52%
Interest expense to
  interest-earning
  assets                                                          2.95% 2.76%
Net interest income
 to interest-earning
 assets                                                           4.17% 4.76%


                                            Quarter Ended September 30, 1994
                                            Change Due To        Net Increase
                                          Rate         Volume      (Decrease)
Interest-earning assets:
Loans, net of unearned interest          ($948)        $1,853          $905
Taxable investment securities             (749)           305         (444)
Non-taxable investment securities            11          (80)          (69)
Federal funds sold                            9          (34)          (25)
Other earning assets                         36          (45)           (9)
Total interest-earning assets           (1,641)         1,999           358

Interest-bearing liabilities:
Deposits                                    535           629         1,164
Federal funds purchased and securities
  sold under agreements to repurchase       212           (3)           209
Long-term debt                             (22)          (18)          (40)
Total interest-bearing liabilities          725           608         1,333
Net interest income                    ($2,366)        $1,391        ($975)

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands):
                                        Nine Months Ended September 30,
                              Average Balance   Interest Rev./Exp.    Yield
                              1994       1993     1994    1993      1994  1993
Interest-earning assets:
Loans, net of unearned
  interest                  $895,438   $823,359  $56,266 $55,556   8.40% 9.02%
Taxable investment
  securities                 445,706    436,538   15,008  17,531   4.49% 5.35%
Non-taxable investment
  securities                  47,447     36,103    2,777   2,301   7.80% 8.50%
Federal funds sold             9,379     13,170      240     299   3.42% 3.04%
Other earning assets          14,499     15,382      614     641   5.66% 5.57%
Total interest-earning
  assets                   1,412,469  1,324,552   74,905  76,328   7.09% 7.70%

Noninterest-earning assets:
Cash and due from banks       77,813     78,479
Premises and equipment        37,092     37,992
Other, less reserve for
  loan losses                 22,836     23,600
Total noninterest-earning
  assets                     137,741    140,071
TOTAL ASSETS              $1,550,210 $1,464,623

Interest-bearing
  liabilities:
Deposits                  $1,163,139 $1,112,095   27,097  27,179   3.11% 3.27%
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                  58,616     52,957    1,659   1,150   3.78% 2.90%
Long-term debt                13,935     14,943      711     813   6.80% 7.25%
Total interest-bearing
  liabilities              1,235,690  1,179,995   29,467  29,142   3.19% 3.30%

Noninterest-bearing
  liabilities:
Demand deposits              200,793    189,104
Other liabilities             16,545     15,027
Total noninterest-bearing
  liabilities                217,338    204,131
Stockholders' equity          97,182     80,497
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY    $1,550,210 $1,464,623   29,467  29,142

Net interest income                              $45,438 $47,186
Interest income to
  interest-earning assets                                          7.09% 7.70%
Interest expense to
  interest-earning assets                                          2.79% 2.94%
Net interest income to
  interest-earning assets                                          4.30% 4.76%



                                     Nine Months Ended September 30, 1994
                                             Change Due To    Net Increase
                                           Rate       Volume    (Decrease)
Interest-earning assets:
Loans, net of unearned interest          ($4,167)     $4,877          $710
Taxable investment securities             (2,891)        368       (2,523)
Non-taxable investment securities           (247)        723           476
Federal funds sold                             27       (86)          (59)
Other earning assets                           10       (37)          (27)
Total interest-earning assets             (7,268)      5,845       (1,423)

Interest-bearing liabilities:
Deposits                                  (1,333)      1,251          (82)
Federal funds purchased and securities
  sold under agreements to repurchase         432         77           509
Long-term debt                               (47)       (55)         (102)
Total interest-bearing liabilities          (948)      1,273           325
Net interest income                      ($6,320)     $4,572      ($1,748)

RESERVE FOR POSSIBLE LOAN LOSSES:

The reserve at September 30, 1994 was $18,880,000 or 2.05% of total loans as compared to $17,098,000 or 2.05% of total loans at September 30, 1993.

For the quarter ended September 30, 1994, the provision for possible loan losses was $485,000, an increase of 13.32% over the $428,000 for the same period in 1993. For the nine months ended September 30, 1994, the provision for possible loan losses was $1,643,000, a decrease of 12.79% over the $1,884,000 for 1993.

Net charge-offs were $175,000 in the third quarter of 1994 which represented a decrease of 30.56% when compared to the $252,000 reported for the comparable period of 1993. For the nine months ended September 30, 1994, net charge-offs were $824,000, a 40.07% decrease from the $1,375,000 for 1993.

Provision and reserve for loan losses (dollars in thousands):

                                       QUARTER ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                        1994      1993         1994      1993
RESERVE FOR POSSIBLE LOAN LOSSES:
Balance at beginning of period      $18,570     $16,923     $18,061   $16,589
Provision charged to expense            485         428       1,643     1,884
Charge-offs                           (438)       (413)     (1,435)   (1,934)
Recoveries                              263         160         611       559
Net charge-offs                       (175)       (253)       (824)   (1,375)
Balance at end of period            $18,880     $17,098     $18,880   $17,098

RATIOS (ANNUALIZED):
Net Charge-offs to:
  Average loans                         .08         .12         .12       .22
  Loans at end of period                .08         .12         .12       .22
  Reserve for possible loan losses     3.71        5.92        5.82     10.72

NONINTEREST INCOME AND EXPENSE:

Total noninterest income for the quarter was $4,697,000, an increase of 2.26% from the $4,593,000 earned for the third quarter of 1993. For the nine months ended September 30, 1994, total noninterest income was $13,808,000, a decrease of .26% from the $13,844,000 earned for the same period in 1993.

Total noninterest expense for the third quarter of 1994 was $15,220,000, an increase of 3.08% when compared with $14,765,000 for the same period a year ago. For the nine months ended September 30, 1994, total noninterest expense was $45,146,000, an increase of 5.77% when compared with $42,682,000 for the same period a year ago. The increase in automation services is due to outsourcing the majority of data processing and was offset by a decline in growth of salaries and benefits through staff reductions and furniture and equipment expense.

The following table provides additional details of noninterest income and expense:
                                     Quarter Ended
                                      September 30,              Change
                                    1994        1993        Amount  Percent
Noninterest income:
  Service charges on deposit
    accounts                        $2,649    $2,633          $16      0.61%
  Commissions, service charges
    and fees                           326       106          220    207.55%
  Mortgage servicing                   430       486         (56)    -11.52%
  Bankcard fees and discounts          506       468           38      8.12%
  All other                            786       900        (114)    -12.67%
Total noninterest income            $4,697    $4,593         $104      2.26%

Noninterest expense:
  Salaries and wages                $5,758    $5,497         $261      4.75%
  Pension and other employee
    benefits                         1,246     1,292         (46)     -3.56%
Total staff expenses                 7,004     6,789          215      3.17%
  Occupancy expense                    855       915         (60)     -6.56%
  Furniture and equipment expense    1,241     1,683        (442)    -26.26%
  Amortization of intangibles        1,164       920          244     26.52%
  Telephone                            310       306            4      1.31%
  Stationery and supplies              234       332         (98)    -29.52%
  Professional services                246       273         (27)     -9.89%
  Automated services                   609       200          409    204.50%
  FDIC insurance assessment            769       825         (56)     -6.79%
  Bankcard                             534       426          108     25.35%
  Postage                              570       277          293    105.78%
  Courier                              424       191          233    121.99%
  Consultant contracts                  82        91          (9)     -9.89%
  Legal                                 80        81          (1)     -1.23%
  All other                          1,098     1,456        (358)    -24.59%
Total noninterest expense          $15,220   $14,765         $455      3.08%


                                    Nine Months Ended
                                      September 30,             Change
                                      1994      1993       Amount    Percent
Noninterest income:
  Service charges on deposit
    accounts                        $7,740    $7,745         ($5)     -0.06%
  Commissions, service charges
    and fees                           963       797          166     20.83%
  Mortgage servicing                 1,261     1,527        (266)    -17.42%
  Bankcard fees and discounts        1,295     1,194          101      8.46%
  All other                          2,549     2,581         (32)     -1.24%
Total noninterest income           $13,808   $13,844        ($36)     -0.26%

Noninterest expense:
  Salaries and wages               $17,214   $16,112       $1,102      6.84%
  Pension and other employee
    benefits                         3,553     3,878        (325)     -8.38%
Total staff expenses                20,767    19,990          777      3.89%
  Occupancy expense                  2,500     2,662        (162)     -6.09%
  Furniture and equipment expense    3,595     4,010        (415)    -10.35%
  Amortization of intangibles        3,052     2,689          363     13.50%
  Telephone                            985       962           23      2.39%
  Stationery and supplies              856       914         (58)     -6.35%
  Professional services                913       635          278     43.78%
  Automated services                 3,353       523        2,830    541.11%
  FDIC insurance assessment          2,252     2,431        (179)     -7.36%
  Bankcard                           1,395     1,236          159     12.86%
  Postage                              812       845         (33)     -3.91%
  Courier                              609       562           47      8.36%
  Consultant contracts                 296       303          (7)     -2.31%
  Legal                                238       659        (421)    -63.88%
  All other                          3,523     4,261        (738)    -17.32%
Total noninterest expense          $45,146   $42,682       $2,464      5.77%

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

Not Applicable.


Item 5.  Other Information.

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a)                                                    Exhibits

   11     Statement Re Computation of Per Share Earnings - Page 19

(b)       No reports on Form 8-K were filed during the quarter ended September
30, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST CITIZENS BANCORPORATION
                                   OF SOUTH CAROLINA, INC.
                                   (Registrant)

Dated:  November 14, 1994            Jay C. Case, Treasurer
                                     (Chief Financial Officer)

Dated:  November 14, 1994            Jay C. Case, Treasurer
                                     (Chief Financial Officer)