Form 10-K
period 1994-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1995-03-17
CIK 708848

FORM 10-K

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                         ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended 12/31/94              Commission File Number 0-11172


                FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. (Exact name of registrant as specified in its charter)

     State of South Carolina                        57-0738665
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

            1230 Main Street
        Columbia, South Carolina                                    29201
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code   (803)  733-3456

Securities Registered Pursuant to Section 12(b) of the Act:

                                  None


Securities Registered Pursuant to Section 12 (g) of the Act:

                    Common Stock, $5.00 per value
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES [ X ]  NO [  ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 3, 1995 was $38,287,945. The Registrant's voting Preferred Stock is not regularly traded and has no quoted prices and therefore has no readily ascertainable market value.

As of February 3, 1995, there were 892,813 outstanding shares of the Registrant's Common Stock, $5.00 par value per share and 50,720 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1)     Portions of Registrant's Annual
Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I and II.

    (2)     Portions     of    Registrant's
definitive Proxy Statement dated March 24, 1995 for the Annual Meeting of Shareholders to be held April 26, 1995 are incorporated by reference into Part III.

PART I.

Item 1. BUSINESS
    First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation"), a South Carolina corporation, is a one bank holding company organized in 1982 which owns all the outstanding stock of First-Citizens Bank and Trust Company of South Carolina ("Bank"). The Bank, which is the principal asset and source of income of Bancorporation, is engaged in the general banking business throughout South Carolina and offers complete retail, commercial banking and trust services. The net income of the Bank constituted approximately 103% of the consolidated net income of Bancorporation for the year ended December 31, 1994, and the assets of the Bank constituted approximately 99% of the consolidated assets of Bancorporation at December 31, 1994. First Citizens Mortgage Corporation of South Carolina, a wholly-owned subsidiary of the Bank, is engaged in mortgage banking. Another wholly-owned subsidiary of the Bank is Wateree Enterprises, Inc., which through its wholly-owned subsidiary, Wateree Life Insurance Company, a South Carolina corporation, issues credit life, accident and health insurance on borrowers from the Bank. Another wholly-owned subsidiary of Wateree Enterprises, Inc. is Wateree Agency, Inc., a South Carolina corporation, which acts as agent for the sale of insurance to the Bank's customers.

Supervision and Regulation
    As a bank holding company, Bancorporation is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (BHC Act), and its examination and reporting requirements. Bancorporation is likewise subject to the requirements of the BHC Act which imposes certain limitations and restrictions on the degree to which Bancorporation may conduct non-banking related activities and the extent to which Bancorporation may engage in merger and acquisition activities. In addition to the provisions of the BHC Act, state banking commissions serve in a supervisory and regulatory capacity with respect to bank holding company activities.
    Federal  law  regulates  transactions  among  Bancorporation  and  its affiliates, including the amount of banking affiliate's loans to, or investment in, non-banking affiliates. In addition, various requirements and restrictions under federal and state laws regulate the operations of Bancorporation's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliates to regulation and examination by the state banking authorities and the FDIC.
    There are various legal and regulatory limits on the extent to which Bancorporation's subsidiary bank may pay dividends or otherwise supply funds to Bancorporation. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.
    Under FRB policy, Bancorporation is expected to act as a source of financial strength to, and commit resources to support, its subsidiary bank. In addition, Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC
insured  depository  institution.    Under  the  Federal  Deposit  Insurance
Corporation Improvement Act of 1991 (FDICIA) federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA generally prohibits a depository institution from making any capital distribution or paying management fees to its holding company if the depository institution
would  thereafter  be  undercapitalized.    In  addition,  undercapitalized
institutions will be subject to restrictions on borrowing from the Federal Reserve System, to growth limitations and to obligations to submit capital restoration plans. In order for a capital restoration to be acceptable, the depository institution's parent holding company must guarantee the institution's compliance with the capital restoration plan up to an amount not exceeding 5% of the depository institution's total assets. Significantly undercapitalized institutions are subject to greater restrictions, and critically undercapitalized institutions are subject to appointment of a receiver.
    FDICIA also substantially revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act and makes
revisions  to  several  other  federal  banking  statues.    FDICIA  imposes
substantial new examination, audit and reporting requirements on insured depository institutions. Under FDICIA, each federal banking agency must prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other standards as the agency deems appropriate.

    The FDIC has adopted or currently proposes to adopt rules pursuant to FDICIA that include: (a) real estate lending standards for banks, (b) revision to the risk-based capital rules; (c) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (d) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (e) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution; and (f) rules mandating enhanced financial reporting and audit requirements.
    Uncertainties surrounding the health and solvency of the banking and thrift industries, as well as continued concerns relating to the viability of the FDIC, will likely result in additional legislation aimed at banking industry reform.

First-Citizens Bank and Trust Company of South Carolina
    The Bank was organized as a state bank in 1964. Its predecessor, Anderson Brothers Bank, was organized in 1936. As measured by deposits, the Bank is the fourth largest commercial bank in South Carolina and has 114 offices throughout South Carolina.
    The Bank is an insured bank, and is supervised, examined and regulated by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.
    For the year ended December 31, 1994, approximately 64% of the revenues of the Bank were derived from interest and fees on loans, 20% from income on investment securities, .4% from income on temporary investments, .7% from trust fees, 9% from service charges on deposit accounts and 6.2% from other sources.
    On June 3, 1994, the Bank purchased the assets and assumed the liabilities of four South Carolina branches of Cooper River Federal Savings Association. Further information concerning this transaction is contained in the section entitled "Management's Discussion and Analysis" of the Registrant's 1994 Annual Report to Shareholders which is incorporated herein by reference.
    Commercial Banking Services. The Bank provides a wide range of traditional commercial banking and related financial services to customers engaged in manufacturing, wholesaling, retailing, providing services, buying and selling real estate, and agriculture; and to institutions and agencies of state government. It makes commercial loans for various purposes, including working capital, real estate financing, equipment financing and floor plan loans for automobile dealers. As of December 31, 1994, commercial and real estate loans accounted for approximately 71% of the Bank's total loans. Interest and fees on commercial and real estate loans constituted 44% of the Bank's operating revenues for the year ended December 31, 1994.
    Consumer Services. The Bank provides a full range of consumer banking services, including checking accounts, savings programs, installment lending services, real estate loans, trust accounts, travelers' cheques and safe deposit facilities through its branch offices in South Carolina. The Bank provides automated teller machines in over 97 locations and participates in an electronic transfer network which presently gives customers access to their accounts through over 52,000 automated teller machines worldwide. The Bank issues MasterCard and VISA cards. As of December 31, 1994, consumer loans accounted for approximately 29% of the Bank's total loan portfolio. Interest and fees for consumer loans and services contributed 20% of the Bank's operating revenues for the year ended December 31, 1994.
    Trust Services. Through its trust department, the Bank offers a full range of trust services. To individuals, the services offered include acting as executor and administrator of decedents' estates, trustee of various types of trusts, guardian of estates of minors and incompetents, portfolio management service, investment counseling and assistance in estate planning. For corporations, offered services include acting as registrar, transfer agent, dividend paying agent for stock issues, and as trustee for bond and debenture issues and pension and profit sharing plans. Fees for trust services contributed .7% of the Bank's operating revenues for the year ended December 31, 1994.

Statistical Data
    Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 3 through 15 of the Registrant's 1994 Annual Report to Shareholders which is incorporated herein by reference.

Non-Banking Subsidiaries
    First Citizens Mortgage Corporation of South Carolina is engaged in the business of originating, selling and servicing residential mortgage loans and performing other incidental activities necessary to conduct a mortgage banking business. As of December 31, 1994, First Citizens Mortgage Corporation of South Carolina was servicing mortgage loans amounting to $480.3 million for independent investors and $29.6 million for the Bank. Interest and fees earned by First Citizens Mortgage Corporation of South Carolina constituted 1% of Bancorporation's consolidated operating revenues for 1994.
    Wateree Life Insurance Company issues credit life insurance on borrowers from the Bank. All policies in excess of $30,000 and individual accident and health policies are insured by another insurance company. The company had earned premiums of $321,337 or .3% of Bancorporation's consolidated operating revenues for the year ended December 31, 1994. Net income for the year ended December 31, 1994 was $169,795, or 1% of Bancorporation's consolidated net income. Total insurance in force amounted to $67,205,000 at December 31, 1994.
    Wateree Agency, Inc. acts as agent for the sale of insurance to the Bank's customers. Net income for the year ended December 31, 1994 was not material.

Employees of Bancorporation
    Bancorporation  has  no  salaried employees.  As of December 31, 1994, the
Bank    and  its  subsidiaries  had  984  full-time  equivalent  employees.
Bancorporation and its subsidiaries are not parties to any collective bargaining agreement and relations with employees are considered to be good.

Competition
    Because  South  Carolina  allows  statewide  branch banking, the Bank must compete in local markets throughout the state with other depository institutions. The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similar activities, both for local business in individual communities and for business in the national market. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies and other businesses, and firms and individuals.
    A factor which has also increased competition in the Bank's local markets is reciprocal interstate banking legislation. South Carolina law allows bank holding companies in 12 other Southeastern states and the District of Columbia to acquire banks and bank holding companies in South Carolina, provided that reciprocal legislation has been passed in such other state or district. As a result, a number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation (among them four of the largest in the Southeastern United States) have acquired banks located in South Carolina with which the Bank competes in its local markets. The Bank is the fourth largest bank in South Carolina in terms of assets, but is the largest bank owned by a South Carolina based holding company.
    During September 1994, Congress adopted new legislation which, one year after enactment and subject to certain limitations, will permit adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Also, beginning June 1, 1997 and subject to certain limitations, the Interstate Banking Law permits banks to merge with one another across state lines. Each state can authorize mergers earlier than that date and also can choose to permit out-of-state banks to open branch offices within that state's borders. Alternatively, a state can opt out of interstate branching by adopting legislation before June 1, 1997. As of March 1995, South Carolina has not adopted any such legislation in response to the Interstate Banking Law.

Item 2.  PROPERTIES
    Bancorporation owns in fee simple 1 piece of property having a book value at December 31, 1994 of $83,293. To the limited extent necessary, it occupies space owned by the Bank. Bancorporation's and the Bank's principal office is located at 1230 Main Street in Columbia, South Carolina.
    The Bank owns in fee simple 132 properties having a book value at December 31, 1994 of $32,180,343 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the Bank. In addition, the Bank leases 31 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All these leases are for relatively long terms or include renewal options considered by management of the Bank to be adequate. Rental expense paid for these properties in 1994 was approximately $378,000, which was offset by $570,000 in rental income.
    The properties leased and owned are all generally considered adequate for the Bank's purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the Bank's operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.
    For information concerning Bancorporation's commitments under current leasing arrangements, see Note 12 to Bancorporation's Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS
    Neither Bancorporation nor its subsidiary, the Bank, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.
    The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on the inside cover of the Registrant's 1994 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA
    The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on Page 1 of the Registrant's 1994 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
    The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 3 through 15 of the Registrant's 1994 Annual Report to Shareholders. The statistical disclosures for bank holding companies required by Guide 3 are included therein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 16 through 30 of the Registrant's 1994 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    The information under the captions "PROPOSAL 2: ELECTION OF DIRECTORS" and "Executive Officers" on Pages 6 through 9 and Page 11 of Bancorporation's definitive Proxy Statement dated March 24, 1995, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
    The information under the captions "Directors' Fees", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan" on Pages 9 through 12 of Bancorporation's definitive Proxy Statement dated March 24, 1995, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "OWNERSHIP OF SECURITIES BY MANAGEMENT" on Pages 2 through 6 of Bancorporation's definitive Proxy Statement dated March 24, 1995, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The information in Footnote (4) on Page 9 and under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" on Pages 10 and 13 of Bancorporation's definitive Proxy Statement dated March 24, 1995, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
    (a)   (1) Financial Statements:
    The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiary included in the Registrant's 1994 Annual Report to Shareholders are incorporated by reference in Item 8 from pages 16 through 30 of the Annual Report:

       Report of Independent Accountants
       Consolidated Balance Sheet
       Consolidated Statement of Income
       Consolidated Statement of Changes in Stockholder's Equity
       Consolidated Statement of Cash Flows
       Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:
    All schedules are omitted as the required information is either inapplicable or is presented in the consolidated financial statements of the Registrant and its subsidiary or Notes thereto incorporated herein by reference.

     (3) The following exhibits are either attached hereto or incorporated by reference:
       3.1  Articles of Incorporation of Registrant as amended

       3.3  Bylaws of Registrant as amended

       10.1   Term Loan Agreement (incorporated herein by reference to Exhibit
       10. in the Registrant's 1987 Annual Report on Form 10-K).

       10.2*   Retirement  Agreement  between  T.  E.  Brogdon  and  the  Bank
       (incorporated herein by reference to Exhibit 10.2 in the Registrant's 1988 Annual Report on Form 10-K).

       10.3* Employment Contract between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.3 in the Registrant's 1988 Annual Report on Form 10-K)

       13.  Registrant's 1994 Annual Report to Shareholders

       21. Subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 in the Registrant's 1990 Annual Report on Form 10-K)

       99.**    Registrant's Definitive Proxy Statement for the Annual Meeting
       dated  March 24, 1995.*

       *Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

       **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

 (b)   Reports on Form 8-K:
     No reports on Form 8-K were filed during the three month period ended December 31, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March 3, 1995                       FIRST CITIZENS BANCORPORATION
                                                    OF SOUTH CAROLINA, INC.
                                                          (Registrant)


                                                By: /s/ Jay C. Case

                                                    Jay C. Case, Treasurer and
                                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                         Title                             Date

/s/ E. Hite Miller, Sr.               Chairman and Director          02/13/95
    E. Hite Miller, Sr.

/s/ Frank B. Holding               Vice Chairman and                 02/01/95
    Frank B. Holding               Director

/s/ Jim B. Apple                   President and Director            02/13/95
    Jim B. Apple

/s/ Jay C. Case                    Treasurer and Chief               03/02/95
    Jay C. Case                     Financial Officer

/s/  Richard W. Blackmon           Director                          02/10/95
     Richard W. Blackmon

                                   Director
   George H. Broadrick

/s/        T. E. Brogdon           Director                          02/10/95
           T. E. Brogdon

/s/ William M. Faulkner, Jr.      Director                          02/10/95
     William M. Faulkner, Jr.

/s/     Laurens W. Floyd           Director                          02/10/95
        Laurens W. Floyd


/s/   Charles S. Haltiwanger      Director                           02/09/95
       Charles S. Haltiwanger

/s/  William E. Hancock, III      Director                           02/09/95
      William E. Hancock, III

/s/   T. J. Harrelson              Director                           02/09/95
      T. J. Harrelson

/s/ Robert B. Haynes               Director                           02/09/95
    Robert B. Haynes

Signatures                         Title                             Date

/s/ Wycliffe E. Haynes             Director                           02/08/95
    Wycliffe E. Haynes

/s/ Albert R. Heyward, II          Director                           02/09/95
    Albert R. Heyward, II

                                   Director
    Carmen P. Holding

/s/ Dan H. Jordan                  Director                           02/10/95
    Dan H. Jordan

                                   Director
    Thomas W. Lane

/s/ Russell A. McCoy, Jr.          Director                           02/09/95
    Russell A. McCoy, Jr.

/s/ N. Welch Morrisette, Jr.       Director                           02/09/95
    N. Welch Morrisette, Jr.

/s/ E. Perry Palmer                Director                           02/09/95
    E. Perry Palmer

/s/ Dr. J. William Pitts, Sr.      Director                           02/09/95
    Dr. J. William Pitts, Sr.

/s/ Bruce L. Plyler                Director                           02/10/95
    Bruce L. Plyler

/s/ Lloyd H. Rowell                Director                           02/10/95
    Lloyd H. Rowell

                                   Director
   William E. Sellers

/s/ Henry F. Sherrill              Director                           02/09/95
    Henry F. Sherrill

/s/ Jack S. Stanley                Director                           02/10/95
    Jack S. Stanley

FORM 10-K

EXHIBIT INDEX

                                                                               Page Number
                                                                                  in
                                                                               Sequential
Exhibit Number                     Exhibit                                   Numbering System
   3.1                  Articles of Incorporation of Registrant
                        as amended                                            11 through 17

   3.3                  Bylaws of Registrant as amended                      18 through 26

   10.1                 Term Loan Agreement between
                        (incorporated herein by reference to
                        Exhibit 10. of the Registrant's 1987
                        Annual Report on Form 10-K)

   10.2 Retirement Agreement between T. E. Brogdon and the Bank (incorporated herein by reference to Exhibit 10.2 of the Registrant's 1988 Annual
                        Report on Form 10-K)

   10.3                 Employment Contract between E. Hite Miller, Sr.
                        and the Bank (incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual
                        Report on Form 10-K)

   13.                  Registrant's 1994 Annual Report to Shareholders      27 through 66

   22. Subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 of the Registrant's
                        1990 Annual Report on Form 10-K)

   28. Registrant's Definitive Proxy Statement for the Annual Meeting dated March 24, 1995*
                        *Pursuant to Rule 12b-23(a) (3), this exhibit is not being filed.