Form 10-Q
period 1995-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1995-05-15
CIK 708848

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995
Commission File Number 0-11172

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
     (Exact name of registrant as specified in its charter)

    STATE OF SOUTH CAROLINA                57-0738665
 (State or other jurisdiction of      (IRS Employer incorporation
or organization)                      Identification No.)

1230 MAIN STREET
COLUMBIA, SOUTH CAROLINA                     29201
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (803)733-3456

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

               Class               Outstanding at April 30, 1995

COMMON STOCK, $5.00 PAR VALUE                   892,813 SHARES
NON-VOTING COMMON STOCK, $5.00 PAR VALUE         50,720 SHARES

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)

                           March 31,                March 31,
                             1995      December 31,   1994
                          (Unuadited)      1994    (Unaudited)
ASSETS
Cash and due from banks:
  Noninterest-bearing         $76,263     $89,814     $72,461
  Interest-bearing             13,525      13,950      14,700
Total cash and due from
  banks                        89,788     103,764      87,161
Investment securities:
  Held-to-maturity            475,689     476,142     480,184
  Available-for-sale           11,090      10,539       9,958
Total securities              486,779     486,681     490,142
Federal funds sold             12,900           0      10,800
Gross loans and discounts
  Real estate -
    construction                9,206       7,888      20,161
  Real estate - mortgage      567,491     562,687     516,214
  Installment                 277,841     269,693     250,929
  Commercial, financial
    and agricultural           96,235      96,757      93,528
  Less:  Reserve for
           loans losses      (19,515)    (19,249)    (18,114)
Net loans and discounts       931,258     917,776     862,718
Premises and equipment         40,783      40,941      36,424
Other real estate owned           109         270         286
Interest income accrued,
  not collected                10,550      12,126       9,563
Intangible assets              14,709      15,618      13,767
Other assets                   14,693      12,005      12,859
     TOTAL ASSETS          $1,601,569  $1,589,181  $1,523,720

LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
Deposits:
  Demand                     $216,692    $215,301    $201,385
  Time                        417,405     503,378     382,701
  Savings                     753,315     667,839     759,548
Total deposits              1,387,412   1,386,518   1,343,634
Federal funds purchased             0      11,500           0
Securities sold under
  repurchase agreements        81,204      64,416      60,116
Term loan                      12,975      13,400      14,150
Other liabilities              19,622      15,322      14,958
     TOTAL LIABILITIES      1,501,213   1,491,156   1,432,858

Stockholders' Equity:
  Preferred stock               3,282       3,282       3,282
  Non-voting common
    stock - $5.00 par
    value, authorized
    1,000,000; issued
    and outstanding
    March 31, 1995 and
    December 31, 1994 -
    50,720; March 31,
    1994 - 52,720                 254        254         264
  Voting common stock -
    $5.00 par value,
    authorized 2,000,000;
    issued and outstanding
    March 31, 1995,
    December 31, 1994
    and March 31, 1994 -
    892,813                     4,464       4,464       4,464
  Surplus                      55,000      55,000      55,000
  Undivided profits            32,871      30,765      23,885
  Unrealized gain on
    investment securities
    available-for-sale,
    net of taxes                4,485       4,260       3,967
     TOTAL STOCKHOLDERS'
       EQUITY                 100,356      98,025      90,862
     TOTAL LIABILITIES
       AND STOCKHOLDERS'
       EQUITY              $1,601,569  $1,589,181  $1,523,720

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)

                                  Three Months
                                     March 31,    Increase
                                 1995      1994   (Decrease)

Interest income and fees:
  Loans                       $20,407    $18,101   $2,306
  United States Government
    obligations                 5,608      4,793      815
  Tax exempt securities           519        629    (110)
  Other securities and
    federal funds sold            431        398       33
                               26,965     23,921    3,044
Interest expense:
  Deposits                     10,921      8,346    2,575
  Short-term borrowings         1,103        495      608
  Long-term borrowings            273        256       17
                               12,297      9,097    3,200
Net interest income            14,668     14,824    (156)
Provision for loan losses         404        298      106
Net interest income after
   provision for loan losses   14,264     14,526    (262)

Noninterest income:
  Service charges on
    deposit accounts            2,572      2,769    (197)
  Fees for other customer
    services                    1,578      1,102      476
  Other                           640        611       29
                                4,790      4,482      308
Noninterest expense:
  Salaries and employee
    benefits                    7,158      6,959      199
  Net occupancy expense
    of premises                   572        561       11
  Furniture and equipment
    expense                       391        389        2
  Depreciation expense            881      1,066    (185)
  Amortization of intangibles   1,255        919      336
  Other                         5,561      5,124      437
                               15,818     15,018      800
Income before income taxes      3,236      3,990    (754)
Applicable income taxes         1,087      1,289    (202)
Net Income                     $2,149     $2,701   ($552)

Per share amounts:
  Earnings per common share     $2.23      $2.81  ($0.58)

Weighted average common
   shares outstanding         943,533    945,533  (2,000)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands):

                                         Non-Voting  Voting
                               Preferred  Common     Common
                               Stock      Stock      Stock    Surplus

Balance at December 31, 1993   $3,282     $264      $4,464    $55,000
Net income
Preferred stock dividends
Unrealized gain on investment
  securities available-for-
  sale, net of taxes
Balance at March 31, 1994      3,282      264       4,464      55,000
Net income
Preferred stock dividends
Reacquired non-voting
common stock                             (10)
Change in unrealized gain
  on investment securities
  available-for-sale,
  net of taxes
Balance at December 31, 1994   3,282      254       4,464      55,000
Net income
Preferred stock dividends
Change in unrealized gain
  on investment securities
  available-for-sale,
  net of taxes
Balance at March 31, 1995      $3,282     $254      $4,464     $55,000


                                          Unrealized
                                            Gain on   Total
                               Undivided  Investment  Stockholders'
                               Profits    Securities  Equity

Balance at December 31, 1993   $21,227                $84,237
Net income                       2,701                  2,701
Preferred stock dividends          (43)                   (43)
Unrealized gain on investment
  securities available-for
  -sale, net of taxes                       $3,967      3,967
Balance at March 31, 1994       23,885       3,967     90,862
Net income                       7,148                  7,148
Preferred stock dividends         (128)                  (128)
Reacquired non-voting common
  stock                           (140)                  (150)
Change in unrealized gain
  on investment securities
  available-for-sale,
  net of taxes                                293         293
Balance at December 31, 1994    30,765      4,260      98,025
Net income                       2,149                  2,149
Preferred stock dividends          (43)                   (43)
Change in unrealized gain
  on investment securities
  available-for-sale,
  net of taxes                                225         225
Balance at March 31, 1995      $32,871     $4,485    $100,356

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
(dollars in thousands)

                                       Three Months Ended
                                            March 31,
                                       1995       1994
Operating Activities:
  Net income                          $2,149      $2,701
  Adjustments to reconcile net
    income to net cash provided
      by operating activities:
      Provision for loan losses          404         298
      Depreciation and amortization    2,135       1,984
      Amortization/accretion of
        investment securities          (139)         152
      Provision for deferred
        income taxes                   (588)         188
      Gains on sales of premises
        and equipment                   (13)        (23)
      Decrease in interest income
        accrued, not collected         1,576       1,088
       Increase/(decrease) in
        accrued interest payable       1,264       (136)
      Originations of loans held
        for resale                   (6,524)    (13,141)
      Proceeds from sales of
        loans held for resale          7,366      15,544
      Gains on sales of loans
         held for resale                 (9)        (89)
      Increase in other assets       (2,219)     (1,014)
      Increase in other liabilities    3,036       2,189
      Other operating activities        (68)        (62)
     Net Cash Provided By
         Operating Activities          8,370       9,679

Investing Activities:
  Net increase in loans             (14,720)     (2,388)
  Proceeds from maturities of
       investment securities,
       held-to-maturity               90,364     122,085
  Purchases of investment
       securities, held-to
       -maturity                     (89,912   (138,299)
  Increase in federal funds sold      (12,900)    (10,800)
  Proceeds from sales of premises
       and equipment                      20         111
  Purchases of premises and
       equipment                       (729)       (730)
  Net decrease in other real
       estate owned                      161         124
  Net (increase)/decrease in
       intangible assets               (344)         102
Net Cash Used By Investing
        Activities                  (28,060)    (29,795)

Financing Activities:
  Net increase in deposits               894       7,268
  Increase/(decrease) in federal
       funds purchased and
       securities sold
       under agreements to
       repurchase                      5,288    (11,090)
  Term loan payments                   (425)       (250)
  Cash dividends paid                   (43)        (43)
Net Cash Provided (Used) By
        Financing Activities           5,714     (4,115)

Increase/(decrease) in cash and
       due from banks               (13,976)    (24,231)
Cash and due from banks at
       beginning of year             103,764     111,392
Cash and due from banks at end
       of period                     $89,788     $87,161

Supplemental disclosures of cash
       flow information:
  Interest paid                      $11,032      $9,233
  Income taxes paid                   $1,401        $160

Unrealized appreciation in
 investment securities available-
 for-sale:
  Securities available-for-sale       $6,899      $6,103
  Shareholders' equity                $4,484      $3,967
  Deferred taxes                      $2,415      $2,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing financial statements are unaudited; however, in the opinion of Management, all adjustments (comprising all normal recurring accruals) necessary for a fair presentation of financial statements have been included. A summary of Bancorporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1994. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1994 Annual Report.

INCOME TAXES:

Deferred tax assets and liabilities recorded pursuant to Statement of Financial Accounting Standards No. 109 are composed of the following at:

                                            MARCH 31,      March 31,
                                                1995           1994

Provision for loan losses in excess
  of amount deductible for taxes             $  6,674       $  6,231
Other, net                                        984            719
Gross deferred tax asset                        7,658          6,950

Book depreciation over tax                      (423)          (461)
Interest income, accretion of bond
  discount and expenses recognized
  for books not taxed until realized            (203)          (225)
Deferred income and expense items
  recognized in differing accounting
  periods                                       (404)          (447)
Pension plan                                    (759)          (695)
Net unrealized gains on securities
  available-for-sale                          (2,415)        (2,136)
Other                                           (166)          (101)
Gross deferred tax liability                  (4,370)        (4,065)
Net deferred tax asset                     $    3,288      $   2,885


INVESTMENT SECURITIES:

Bancorporation adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Management has reviewed the investment securities portfolio and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis.


LOANS:

  In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994, with early adoption permitted. SFAS No. 114 specifies how allowances for credit losses related to certain impaired loans should be determined and generally requires impairment to be measured on the basis of discounted expected cash flows. In October 1994, FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amends the income recognition requirements of SFAS No. 114. Bancorporation adopted SFAS No. 114 and SFAS No. 118 as of January 1, 1995. The impact of adoption of SFAS No. 114 and SFAS No. 118 on Bancorporation's consolidated financial statements was not material.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

SUMMARY:

First Citizens Bancorporation reported net income of $2,149,000 for the first quarter of 1995, a 20.44% decrease from the $2,701,000 for the first quarter a year ago. The downturn in earnings is attributable to the decline in net interest margin and interest spreads, along with increased cost of operations.

Average loans net of unearned interest for the quarter ended March 31, 1995 increased $60,239,000 or 6.82% when compared to the same period in 1994, with a yield of 8.78% for the first quarter of 1995. Average taxable and non-taxable investment securities for the first quarter of 1995 increased by $13,402,000 or 2.85% from the first quarter of 1994, with a taxable equivalent yield of 5.32% for the first quarter of 1995.

Noninterest income increased by $308,000 or 6.87% for the quarter ended March 31, 1995, as compared to the same period in 1994.
For the quarter ended March 31, 1995, noninterest expense increased $800,000 or 5.33% as compared to the same period in 1994. The increase in noninterest expense was primarily due to increased automation services as a result of outsourcing the majority of data processing and was offset by a decline in growth of salaries and benefits through staff reductions and furniture and equipment expense.

Net income per common share for the quarter ended March 31, 1995 decreased 20.64% to $2.23, as compared to $2.81 for the first quarter of 1994.

Book value per common share as of March 31, 1995 increased 16.34% to $102.88, as compared to $88.43 for the same period in 1994.

As illustrated in the following table, Tier 1 capital was 9.20% at March 31, 1995 as compared to 8.97% at March 31, 1994. Total risk based capital was 11.20% at March 31, 1995 and 11.29% at March 31, 1994. The risk based capital ratios were calculated using the 1992 Final Rules as defined by Federal regulators.

COMPONENTS OF CAPITAL (DOLLARS IN THOUSANDS):
                                                      MARCH 31,
                                                 1995        1994
Stockholders' Equity:
  Preferred stock                            $    3,282  $   3,282
  Common stock                                    4,718      4,728
  Surplus                                        55,000     55,000
  Undivided profits                              32,871     23,885
  Unrealized gain on investment
    securities available-for-sale,
    net of taxes                                  4,485      3,967
Total stockholders' equity                      100,356     90,862
Reserve for possible loan losses                 19,515     18,114
Total primary capital                           119,871    108,976
Long-term debt qualifying as
  secondary capital                              12,975     14,150
     Total capital                             $132,846   $123,126

Tier I leverage ratio                              5.31       5.07
Risk based capital ratio total                    11.20      11.29
  Tier I                                           9.20       8.97
  Tier II                                          2.00       2.32


NET INTEREST INCOME:

Net interest income on a taxable equivalent basis was $14,948,000 for the first quarter of 1995, a decrease of 2.05% from the $15,261,000 for the comparable period in 1994.

The following table presents the components of net interest income for the first quarter of 1995 and 1994:

NET INTEREST INCOME (DOLLARS IN THOUSANDS):

                                     THREE MONTHS ENDED MARCH 31,
                                                1995         1994

Total interest income                        $27,245      $24,358
Total interest expense                        12,297        9,097
Net interest income - taxable
  equivalent                                  14,948       15,261
Tax equivalent adjustment                        280          437
Net interest income                          $14,668      $14,824

Taxable Equivalent Rate/Volume Variance Analysis
(Amounts in thousands)

                               Three Months Ended March 31,
                    Average Balance  Interest Rev./Exp.    Yield
                  1995      1994    1995     1994  1995    1994

Interest-earning
  assets:
Loans, net of
  unearned
  interest    $942,948  $882,709  $20,406  $18,201 8.78%   8.36%
Taxable
  investment
  securities   443,658   419,469    5,648    4,829 5.09%   4.60%
Non-taxable
  investment
  securities    39,539    50,326      800      967 8.09%   7.69%
Federal funds
  sold          10,368    18,199      146      140 5.71%   3.12%
Other earning
  assets        13,582    14,711      245      221 7.32%   6.09%
Total interest
 -earning
  assets     1,450,095 1,385,414   27,245   24,358 7.60%   7.11%

Noninterest
 -earning
  assets:
Cash and due
  from banks    75,367    75,947
Premises and
  equipment     41,022    36,710
Other, less
  reserve
  for loan
  losses        21,185    20,662
Total non
  interest
 -earning
  assets       137,574   133,319
TOTAL
  ASSETS    $1,587,669$1,518,733

Interest
  -bearing
  liabilities:
Deposits    $1,170,838$1,142,408   10,921    8,346 3.78%   2.96%
Federal
  funds
  purchased
  and
  securities
  sold under
  agreements
  to
  repurchase    77,653    65,850    1,103      495 5.76%   3.05%
Long-term debt  13,108    14,184      273      256 8.33%   7.22%
Total interest
 -bearing
  liabil-
  ities      1,261,599 1,222,442   12,297    9,097 3.95%   3.02%

Noninterest-bearing
  liabilities:
Demand
  deposits     208,828   192,117
Other
  liabilities   17,375    14,615
Total noninterest
 -bearing
  liabilities  226,203   206,732
Stockholders'
  equity        99,867    89,559
TOTAL LIABILITIES
  AND STOCKHOLDERS'
  EQUITY    $1,587,669$1,518,733   12,297    9,097

Net interest income               $14,948  $15,261
Interest income to
  interest-earning
  assets                                           7.60%   7.11%
Interest expense
  to interest
 -earning assets                                   3.44%   2.66%
Net interest income
  to interest
 -earning assets                                   4.16%   4.45%


                                                            Net
                             Change Due To             Increase
                                   Rate    Volume    (Decrease)
Interest-earning assets:
Loans, net of unearned
  interest                       $946       $1,259       $2,205
Taxable investment
  securities                      541          278          819
Non-taxable investment
  securities                       40        (207)        (167)
Federal funds sold                 67         (61)            6
Other earning assets               41         (17)           24
Total interest-earning
  assets                        1,635        1,252        2,887

Interest-bearing liabilities:
Deposits                        2,364          211        2,575
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                      518           90          608
Long-term debt                     36         (19)           17
Total interest-bearing
  liabilities                   2,918          282        3,200

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY          2,918          282        3,200

Net interest income          ($1,283)         $970       ($313)

RESERVE FOR POSSIBLE LOAN LOSSES:

The reserve at March 31, 1995 was $19,515,000 or 2.05% of total loans as compared to $18,114,000 or 2.05% of total loans at March
31, 1994

For the quarter ended March 31, 1995, the provision for possible loan losses was $404,000, an increase of 35.57% over the $298,000 for the same period in 1994.

Net charge-offs were $139,000 in the first quarter of 1995 which represented a decrease of 43.27% when compared to the $245,000 reported for the comparable period of 1994.

PROVISION AND RESERVE FOR LOAN LOSSES (DOLLARS IN THOUSANDS):

                                      THREE MONTHS ENDED MARCH 31,
                                              1995           1994
RESERVE FOR POSSIBLE LOAN LOSSES:
Balance at beginning of period             $19,249        $18,061
Provision charged to expense                   404            298
Charge-offs                                  (355)          (439)
Recoveries                                     216            194
Net charge-offs                              (139)          (245)
Balance at end of period                   $19,515        $18,114

RATIOS (ANNUALIZED):
Net Charge-offs to:
  Average loans                                .04            .12
  Loans at end of period                       .04            .12
  Reserve for possible loan losses            2.84           5.40


NONINTEREST INCOME AND EXPENSE:

Total noninterest income for the quarter was $4,790,000, an increase of 6.87% from the $4,482,000 earned for the first quarter of 1994.

Total noninterest expense for the first quarter of 1995 was $15,818,000, an increase of 5.33% when compared with $15,018,000 for the same period a year ago. The increase in amortization of intangibles was due primarily to goodwill amortization expense associated with the acquisition of Cooper River Federal. The increase in automation services was due to outsourcing the majority of data processing and was offset by a decline in growth of salaries and benefits through staff reductions and furniture and equipment expense.

The following table provides details of noninterest income and expense:

Noninterest Income and Expense (dollars in thousands):

                                Three Months Ended
                                  March 31,         Change
                            1995      1994     Amount   Percent
Noninterest income:
  Service charges on
    deposit accounts      $2,572     $2,769   ($197)     -7.11%
  Commissions, service
    charges and fees         649        296      353    119.26%
  Mortgage servicing         496        417       79     18.94%
  Bankcard fees and
    discounts                433        389       44     11.31%
  All other                  640        611       29      4.75%
Total noninterest
       income             $4,790     $4,482     $308      6.87%

Noninterest expense:
  Salaries and wages      $6,038     $5,984      $54      0.90%
  Pension and other
    employee benefits      1,120        975      145     14.87%
Total staff expenses       7,158      6,959      199      2.86%
  Occupancy expense          849        829       20      2.41%
  Furniture and
    equipment
    expense                  994      1,187    (193)    -16.26%
  Amortization of
    intangibles            1,255        919      336     36.56%
  Telephone                  316        329     (13)     -3.95%
  Stationery and
    supplies                 266        396    (130)    -32.83%
  Professional
    services                 300        451    (151)    -33.48%
  Automated services       1,198      1,048      150     14.31%
  FDIC insurance
    assessment               779        741       38      5.13%
  Bankcard                   459        374       85     22.73%
  Postage                    316        259       57     22.01%
  All other                1,928      1,526      402     26.34%
Total noninterest
  expense                $15,818    $15,018     $800      5.33%

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

Not Applicable.


Item 5.  Other Information.

Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      11 Statement Re Computation of Per Share
        Earnings - Page 17

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CITIZENS BANCORPORATION
                               OF SOUTH CAROLINA, INC.
                               (Registrant)

Dated:  May 12, 1995           Jay C. Case, Treasurer
                               (Chief Financial Officer)

Dated:  May 12, 1995           Jay C. Case, Treasurer
                               (Chief Financial Officer)






























                             Page 16