Form 10-Q
period 1995-04-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1995-08-11
CIK 708848

FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934






   For the quarterly period ended June 30, 1995  Commission File Number 0-11172


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

                  Class                             Outstanding at July 31, 1995

      Common Stock, $5.00 Par Value                          892,813 Shares
      Non-voting Common Stock, $5.00 Par Value                50,720 Shares

                                   PART I - FINANCIAL INFORMATION



                                    Item 1.  Financial Statements

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)


                                                  June 30, 1995 December 31, June 30, 1994
                                                   (Unaudited)      1994       (Unaudited)
ASSETS
Cash and due from banks:
  Noninterest-bearing                                  $93,407      $89,814      $90,279
  Interest-bearing                                      13,525       13,950       14,450

Total cash and due from banks                          106,932      103,764      104,729

Investment securities:
  Held-to-maturity                                     451,708      476,142      502,431
  Available-for-sale                                    11,928       10,539       10,804

Total securities                                       463,636      486,681      513,235

Gross loans and discounts
  Real estate - construction                            14,454        7,888       16,923
  Real estate - mortgage                               596,827      562,687      536,905
  Installment                                          299,716      269,693      255,063
  Commercial, financial and agricultural               104,061       96,757       96,105
  Less:  Reserve for loan losses                       (20,785)     (19,249)     (18,570)

Net loans and discounts                                994,273      917,776      886,426

Premises and equipment                                  41,679       40,941       36,023
Other real estate owned                                    189          270          180
Interest income accrued, not collected                  11,390       12,126        9,773
Intangible assets                                       16,861       15,618       17,515
Other assets                                            15,062       12,005       14,997

     TOTAL ASSETS                                   $1,650,022   $1,589,181   $1,582,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                              $226,250     $215,301     $213,915
  Time                                                 556,348      503,378      508,374
  Savings                                              654,405      667,839      673,599

Total deposits                                       1,437,003    1,386,518    1,395,888
Federal funds purchased                                  9,800       11,500       13,600
Securities sold under repurchase agreements             67,863       64,416       49,606
Term loan                                               12,550       13,400       13,900
Other liabilities                                       19,847       15,322       16,178

     TOTAL LIABILITIES                               1,547,063    1,491,156    1,489,172


Stockholders' Equity:
  Preferred stock                                        3,282        3,282        3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 1995 and
    December 31, 1994 - 50,720;  June 30, 1994 - 52,720    254          254          264
  Voting common stock - $5.00 par value, authorized
    2,000,000; issued and outstanding June 30, 1995,
    December 31, 1994 and June 30, 1994 - 892,813        4,464        4,464        4,464
  Surplus                                               55,000       55,000       55,000
  Undivided profits                                     34,976       30,765       26,214
  Unrealized gain on investment securities
    available-for-sale, net of taxes                     4,983        4,260        4,482

     TOTAL STOCKHOLDERS' EQUITY                        102,959       98,025       93,706

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,650,022   $1,589,181   $1,582,878

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)


                                       Quarter Ended June 30,       Six Months Ended June 30,
                                         1995     1994   % Change     1995     1994   % Change

Interest income and fees:
  Loans                                 $21,796  $18,555   17.47%    $42,203   36,656    15.13%
  United States Government obligations    6,081    4,992   21.81%     11,689    9,785    19.46%
  Tax exempt securities                     493      597  -17.42%      1,012    1,226   -17.46%
  Other securities and federal funds sold   392      338   15.98%        823      736    11.82%

                                         28,762   24,482   17.48%     55,727   48,403    15.13%

Interest expense:
  Deposits                               11,897    8,933   33.18%     22,818   17,279    32.06%
  Short-term borrowings                   1,161      572  102.97%      2,264    1,067   112.18%
  Long-term borrowings                      258      225   14.67%        531      481    10.40%

                                         13,316    9,730   36.86%     25,613   18,827    36.04%

Net interest income                      15,446   14,752    4.70%     30,114   29,575     1.82%
Provision for loan losses                 1,467      860   70.58%      1,871    1,158    61.57%

Net interest income after
  provision for loan losses              13,979   13,892    0.63%     28,243   28,417    -0.61%


Noninterest income:
  Service charges on deposit accounts     2,685    2,317   15.88%      5,257    5,086     3.36%
  Fees for other customer services        1,570    1,663   -5.59%      3,148    2,765    13.85%
  Other                                     657      643    2.18%      1,297    1,254     3.43%

                                          4,912    4,623    6.25%      9,702    9,105     6.56%

Noninterest expense:
  Salaries and employee benefits          6,999    6,793    3.03%     14,157   13,752     2.95%
  Net occupancy expense of premises         514      549   -6.38%      1,086    1,110    -2.16%
  Furniture and equipment expense           269      380  -29.21%        660      769   -14.17%
  Depreciation expense                      879    1,048  -16.13%      1,760    2,114   -16.75%
  Amortization of intangibles             1,386      969   43.03%      2,641    1,888    39.88%
  Other                                   5,633    5,161    9.15%     11,194   10,284     8.85%

                                         15,680   14,900    5.23%     31,498   29,917     5.28%


Income before income taxes                3,211    3,615  -11.18%      6,447    7,605   -15.23%
Applicable income taxes                   1,063    1,243  -14.48%      2,150    2,532   -15.09%


Net Income                                2,148    2,372   -9.44%      4,297    5,073   -15.30%

Per share amounts:
  Earnings per common share:              $2.23    $2.46   -9.35%      $4.46    $5.27   -15.37%

  Weighted average common shares
   outstanding                          943,533  945,533   -0.21%    943,533  945,533    -0.21%

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands):


                                                                                Unrealized
                                        Non-Voting   Voting                     Gain/(Loss      Total
                              Preferred    Common    Common           Undivided Investment Stockholders'
                                  Stock     Stock     Stock   Surplus   Profits Securities     Equity
Balance at December 31, 1993     $3,282      $264    $4,464   $55,000   $21,227               $84,237
Net income                                                                5,073                 5,073
Preferred stock dividends                                                   (86)                  (86)
Unrealized gain on investment
  securities available-for-sale,
  net of taxes                                                                     $4,482       4,482

Balance at June 30, 1994          3,282       264     4,464    55,000    26,214     4,482      93,706
Net income                                                                4,776                 4,776
Preferred stock dividends                                                   (85)                  (85)
Reacquired non-voting common stock            (10)                         (140)                 (150)
Change in unrealized gain on
  investment securities
  available-for-sale, net of taxes                                                   (222)       (222)

Balance at December 31, 1994      3,282       254     4,464    55,000    30,765     4,260      98,025
Net income                                                                4,297                 4,297
Preferred stock dividends                                                   (86)                  (86)
Change in unrealized gain on
  investment securities
  available-for-sale, net of
  taxes                                                                               723         723

Balance at June 30, 1995         $3,282      $254    $4,464   $55,000   $34,976    $4,983    $102,959

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)


                                                       Six Months Ended June 30,
                                                           1995        1994
Operating Activities:
  Net income                                                $4,297      $5,073
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses                              1,871       1,158
      Depreciation and amortization                          4,401       4,002
      (Accretion)/amortization of investment securities       (250)        131
      Deferred income taxes (benefit) provision               (279)        979
      Gains on sales of premises and equipment                 (82)        (81)
      Decrease in interest income accrued, not collected       736         878
      Increase in accrued interest payable                   2,811         111
      Originations of loans held for resale                (17,964)    (22,392)
      Proceeds from sales of loans held for resale          17,464      25,779
      Gains on sales of loans held for resale                  (62)       (162)
      Increase in other assets                              (2,151)     (4,220)
      Increase in other liabilities                          1,715       3,408
      Other operating activities                            (1,072)       (224)

     Net Cash Provided By Operating Activities              11,435      14,440


Investing Activities:
  Net increase in loans                                    (77,808)    (27,867)
  Proceeds from maturities of investment securities,
    held-to-maturity                                       159,425     190,156
  Purchases of investment securities, held-to-maturity    (134,990)   (228,519)
  Proceeds from sales of premises and equipment                 94         356
  Purchases of premises and equipment                       (2,481)     (1,576)
  Net decrease in other real estate owned                       81         230
  Net (increase)/decrease in intangible assets              (3,884)     (4,819)

     Net Cash Used By Investing Activities                 (59,563)    (72,039)


Financing Activities:
  Net increase in deposits                                  50,485      59,522
  Increase/(decrease) in federal funds purchased and
     securities sold under agreements to repurchase          1,747      (8,000)
  Term loan payments                                          (850)       (500)
  Cash dividends paid                                          (86)        (86)

     Net Cash Provided (Used) By Financing Activities       51,296      50,936


Increase/(decrease) in cash and due from banks               3,168      (6,663)
Cash and due from banks at beginning of year               103,764     111,392

Cash and due from banks at end of period                  $106,932    $104,729

Supplemental disclosures of cash flow information:
  Interest paid                                            $22,802     $18,717
  Income taxes paid                                         $4,616      $2,168

Unrealized appreciation in investment securities
  available-for-sale:
  Securities available-for-sale                             $7,666      $6,895
  Shareholders' equity                                      $4,983      $4,485
  Deferred taxes                                            $2,683      $2,213

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

INCOME TAXES:


Deferred tax assets and liabilities recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109 are composed of the following at:


                                                         June 30,          June 30,
                                                           1995              1994
Provision for loan losses in excess
  of amount deductible for taxes                           $7,229            $6,421
Other, net                                                  1,243               760
Gross deferred tax asset                                    8,472             7,181

Book depreciation over tax                                    341               519
Interest income, accretion of bond
  discount and expenses recognized
  for books not taxed until realized                          160               269
Deferred income and expense items
  recognized in different accounting periods                  401               427
Pension plan                                                  757               739
Unrealized gains on available-for-sale securities           2,683             2,413
Other                                                         178               152
Gross deferred tax liability                                4,520             4,519
Net deferred tax asset                                    $ 3,952           $ 2,662

INVESTMENT SECURITIES:

Bancorporation  adopted  SFAS  No.  115,   Accounting for Certain
Investments in Debt and Equity Securities,    effective  January  1,
1994.   Management has reviewed the investment securities portfolio  and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS No. 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis.

LOANS:

          In May 1993, The Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan," which is effective for fiscal years beginning after December 15, 1994, with early adoption permitted. SFAS No. 114 specifies how allowances for credit losses related to certain impaired loans should be determined and generally requires impairment to be measured on the basis of discounted expected cash flows. In October 1994, FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amends the income recognition requirements of SFAS No. 114. Bancorporation adopted SFAS No. 114 and SFAS No. 118 as of January 1, 1995. The impact of adoption of SFAS No. 114 and SFAS No. 118 on Bancorporations's consolidated financial statements was not material.

                       PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY:

First Citizens Bancorporation reported net income of $2,148,000 for the second quarter of 1995, a 9.44% decrease from the $2,372,000 for the second quarter a year ago. Net income for the six months ended June 30, 1995 was $4,297,000, a 15.30% decrease from the $5,073,000 reported
for the  same  period  in  1994.    The  decrease  in earnings is
attributable to the decline in net interest margin and interest spreads, along with increased cost of operations.

Average loans net of unearned interest for the quarter ended June 30, 1995 increased $90,814,000 or 10.22% when compared to the same period in
1994, with a yield of 9.09% for the second quarter of  1995.   Average
taxable and non-taxable investment securities for the second quarter of 1995 decreased by $13,002,000 or 2.61% from the second quarter of 1994, with a taxable equivalent yield of 5.74% for the second quarter of 1995. Average loans net of unearned interest for the six months ended June 30, 1995 increased $75,611,000 or 8.54% from the same period in 1994, with a yield of 8.91% for the six months ended June 30, 1995. Average taxable and non-taxable investment securities for the six months ended June 30, 1995 increased by $5,184,000 or 1.08% from the same period in 1994, with a taxable equivalent yield of 5.51% for the first six months of 1995.

Noninterest income increased by $289,000 or 6.25% and increased by $597,000 or 6.56%, respectively, for the quarter and six months ended June 30, 1995, as compared to the same periods in 1994. For the quarter and six months ended June 30, 1995, noninterest expense increased $780,000 or 5.23% and $1,581,000 or 5.28%,
respectively, as compared to the same periods  in  1994.    The
increase in noninterest expense was primarily due to increased amortization of intangibles.




Net income per common share for the quarter ended June 30, 1995 decreased 9.35% to $2.23, as compared to $2.46 for the second quarter of 1994. Net income per common share for the six months ended June 30, 1995 decreased 15.37% to $4.46, as compared to $5.27 for the same period in 1994.

Book value per common share as of June 30, 1995 increased 10.47% to $105.64, as compared to $95.63 for the same period in 1994.

As illustrated in the following table, Tier 1 capital was 8.63% at June 30, 1995 as compared to 8.46% at June 30, 1994. Total risk based capital was 10.52% at June 30, 1995 as compared to 10.67% at June
30, 1994. The risk based capital ratios were calculated using the 1992 Final Rules as defined by Federal regulators.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY (Continued):

Components of Capital (dollars in thousands):
                                                                 June  30,

                                                            1995          1994
Stockholders' Equity:
  Preferred stock                                       $    3,282     $   3,282
  Common stock                                               4,718         4,728
  Surplus                                                   55,000        55,000
  Undivided profits                                         39,959        30,696
Total stockholders' equity                                 102,959        93,706
Reserve for loan losses                                     20,785        18,570
Total primary capital                                      123,744       112,276
Long-term debt qualifying as secondary capital              12,550        13,900
     Total capital                                        $136,294      $126,176

Tier I leverage ratio                                         5.16          4.77
Risk based capital ratio total                               10.52         10.67
  Tier I                                                      8.63          8.46
  Tier II                                                     1.89          2.21

NET INTEREST INCOME:

Net interest income on a taxable equivalent basis was $15,852,000 for the second quarter of 1995, a increase of 4.44% from the $15,178,000 for the comparable period in 1994. Net interest income on a taxable equivalent basis was $30,946,000 for the six months ended June 30, 1995, an increase of 1.73% from the $30,419,000 for the comparable period in 1994.

The following table presents the components of net interest income for the quarter and six months ended June 30, 1995 and 1994:




Net Interest Income (dollars in thousands):


                                                   Quarter Ended         Six Months Ended
                                                     June 30,                June 30,
                                                  1995       1994       1995        1994
Total interest income                           $28,762     $24,482     $55,727    $48,403
Total interest expense                           13,316       9,730      25,613     18,827
Net interest income                              15,446      14,752      30,114     29,576
Tax equivalent adjustment                           406         426         832        843
Net interest income (taxable equivalent basis)  $15,852     $15,178     $30,946    $30,419

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)


                     Quarter Ended June 30,                                                                                     Net
      Average Balance    Interest Rev./Exp.        Yield                                             Change Due To          Increase
   1995          1994      1995     1994       1995   1994                                                Rate     Volume (Decrease)
                                                              Interest-earning assets:
 $979,236     $888,422   $21,937  $18,640      9.09%  8.51%   Loans                                      $1,365    $1,932    $3,297
  448,984      452,404     6,081    5,055      5.42%  4.47%   Taxable investment securities               1,064       (38)    1,026
   36,961       46,543       758      918      8.20%  7.89%   Non-taxable investment securities              29      (189)     (160)
    7,608        7,080       113       67      6.02%  3.84%   Federal funds sold                             41         5        46
   13,525       14,546       279      210      8.37%  5.85%   Other earning assets                           84       (15)       69

1,486,314    1,408,995    29,168   24,890      7.93%  7.14%        Total interest-earning assets          2,583     1,695     4,278

                                                               Noninterest-earning assets:
   77,073       77,068                                         Cash and due from banks
   41,353       36,202                                         Premises and equipment
   21,853       19,638                                         Other, less reserve for loan losses

  140,279      132,908                                               Total noninterest-earning assets

$1,626,593  $1,541,903                                         TOTAL ASSETS

                                                               Interest-bearing liabilities:
$1,191,607  $1,151,342    11,896    8,933      4.05%  3.15%    Deposits                                    2,646      317     2,963
                                                               Federal funds purchased and securities
   81,397       59,040     1,162      572      5.79%  3.93%     sold under agreements to repurchase         370       220       590
   12,611       13,939       258      225      8.18%  6.46%    Long-term debt                                54       (21)       33

1,285,615    1,224,321    13,316    9,730      4.20%  3.22%        Total interest-bearing liabilities     3,070       516     3,586


                                                                Noninterest-bearing liabilities:
  219,007      204,855                                          Demand deposits
   19,805       20,245                                          Other liabilities

  238,812      225,100                                               Total noninterest-bearing liabilities

  102,166       92,482                                          Stockholders' equity

                                                                TOTAL LIABILITIES AND
$1,626,593   $1,541,903    13,316    9,730                      STOCKHOLDERS' EQUITY                      3,070       516     3,586

                          $15,852  $15,160                      Net interest income                         ($487)   $1,179    $692
                                                  7.93%  7.14%  Interest income to interest-earning assets
                                                  3.63%  2.80%  Interest expense to interest-earning assets
                                                  4.30%  4.34%  Net interest income to interest-earning assets

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)


                      Six Months Ended June 30,                                                                                 Net
       Average Balance  Interest Rev./Exp.    Yield                                                      Change Due To     Increase
       1995       1994   1995     1994     1995   1994                                                     Rate  Volume  (Decrease)
                                                          Interest-earning assets:
   $961,192   $885,581  $42,488  $36,838   8.91%  8.39%   Loans, net of unearned interest                 $2,479  $3,171    $5,650
    446,335    430,970   11,803    9,904   5.29%  4.60%   Taxable investment securities                    1,546     353     1,899
     38,243     48,424    1,558    1,885   8.15%  7.79%   Non-taxable investment securities                   69    (396)     (327)
      8,980     12,609      260      207   5.84%  3.31%   Federal funds sold                                 113     (60)       53
     13,553     14,628      450      411   6.70%  5.67%   Other earning assets                                69     (30)       39

  1,468,303  1,392,212   56,559   49,245   7.77%  7.13%        Total interest-earning assets               4,276   3,038     7,314

                                                           Noninterest-earning assets:
     76,225     76,511                                     Cash and due from banks
     41,189     36,454                                     Premises and equipment
     21,521     21,925                                     Other, less reserve for loan losses

    138,935    134,890                                          Total noninterest-earning assets

 $1,607,238 $1,527,102                                      TOTAL ASSETS

                                                           Interest-bearing liabilities:
 $1,181,280 $1,147,674  22,818   17,279    3.90%  3.04%    Deposits                                        5,029     510     5,539
                                                           Federal funds purchased and securities
     79,177     62,426   2,264    1,067    5.77%  3.45%     sold under agreements to repurchase              908     289     1,197
     12,858     14,060     531      481    8.26%  6.84%    Long-term debt                                     91     (41)       50

  1,273,315  1,224,160  25,613   18,827    4.06%  3.10%         Total interest-bearing liabilities         6,028     758     6,786


                                                           Noninterest-bearing liabilities:
    213,946    197,745                                     Demand deposits
     18,954     17,456                                     Other liabilities

    232,900    215,201                                          Total noninterest-bearing liabilities

    101,023     87,741                                     Stockholders' equity

                                                           TOTAL LIABILITIES AND
 $1,607,238 $1,527,102  25,613   18,827                    STOCKHOLDERS' EQUITY                            6,028     758     6,786

                       $30,946  $30,418                    Net interest income                           ($1,752) $2,280      $528
                                            7.77%  7.13%   Interest income to interest-earning assets
                                            3.52%  2.73%   Interest expense to interest-earning assets
                                            4.24%  4.39%   Net interest income to interest-earning assets

                                                                 Page 13

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESERVE FOR LOAN LOSSES:

The reserve at June 30, 1995 was $20,785,000 or 2.05% of total loans as compared to $18,570,000 or 2.05% of total loans at June 30, 1994.

For the quarter ended June 30, 1995, the provision for loan losses was $1,467,000, an increase of 70.58% over the $860,000 for the same period in 1994. For the six months ended June 30, 1995, the provision for possible loan losses was $1,871,000, an increase of 61.57% over the $1,158,000 for 1994.

Net charge-offs were $197,000 in the second quarter of 1995 which represented a decrease of 51.24% when compared to the $404,000 reported for the comparable period of 1994. For the six months ended June 30, 1995, net charge-offs were $335,000, a 48.38% decrease from the $649,000 for the six months ended 1994.

Provision and Reserve for Loan Losses (dollars in thousands):


                                          Quarter Ended          Six Months Ended
                                             June 30,                 June 30,
                                          1995      1994         1995      1994
Reserve for loan losses:
Balance at beginning of period          $19,515    $18,114       $19,249    $18,061
Provision charged to expense              1,467        860         1,871      1,158
Charge-offs                               (369)      (558)         (722)      (997)
Recoveries                                  172        154           387        348
Net charge-offs                           (197)      (404)         (335)      (649)
Balance at end of period                $20,785    $18,570       $20,785    $18,570

Ratios (annualized):
Net Charge-offs to:
  Average loans                             .08        .18           .07        .15
  Loans at end of period                    .08        .18            07        .14
  Reserve for loan losses                  3.79       8.70          3.22       6.99

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NONINTEREST INCOME AND EXPENSE:

Total noninterest income for the quarter was $4,912,000, an increase of 6.25% from the $4,623,000 earned for the second quarter of 1994. For the six months ended June 30, 1995, total noninterest income was $9,702,000, an increase of 6.56% from the $9,105,000 earned for the same period in 1994.

Total noninterest expense for the second quarter of 1995 was $15,680,000, an increase of 5.23% when compared with $14,900,000 for the same period a year ago. For the six months ended June 30, 1995, total noninterest expense was $31,498,000, an increase of 5.28% when compared with $29,917,000 for the same period a year ago.

 The following table provides additional details of noninterest income and expense:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NONINTEREST INCOME AND EXPENSE (Continued):

The following table provides details of noninterest income and expense:

Noninterest Income and Expense (dollars in thousands):



                                  Quarter Ended                         Six Months Ended
                                    June 30,          Change               June 30,             Change
                                  1995     1994    Amount  Percent     1995     1994        Amount  Percent
Noninterest income:
  Service charges on deposit
   accounts                     $2,685   $2,317      $368   15.88%    $5,257   $5,086       $171     3.36%
  Commissions, service charges     582      812      (230) -28.33%     1,231    1,108        123    11.10%
  Mortgage servicing               487      414        73   17.63%       983      831        152    18.29%
  Bankcard fees and discounts      501      437        64   14.65%       934      826        108    13.08%
  All other                        657      643        14    2.18%     1,297    1,254         43     3.43%

     Total noninterest income   $4,912   $4,623      $289    6.25%    $9,702   $9,105       $597     6.56%

Noninterest expense:
  Salaries and wages            $5,517   $5,472       $45    0.82%   $11,220  $11,456      ($236)   -2.06%
  Pension and other employee
   benefits                      1,482    1,321       161   12.19%     2,937    2,296        641    27.92%

     Total staff expenses        6,999    6,793       206    3.03%    14,157   13,752        405     2.95%
  Occupancy expense                800      816       (16)  -1.96%     1,649    1,645          4     0.24%
  Furniture and equipment expense  863    1,161      (298) -25.67%     1,857    2,348       (491)  -20.91%
  Amortization of intangibles    1,386      969       417   43.03%     2,641    1,888        753    39.88%
  Telephone                        302      328       (26)  -7.93%       618      657        (39)   -5.94%
  Stationery and supplies          286      226        60   26.55%       552      622        (70)  -11.25%
  Professional services            429      216       213   98.61%       729      667         62     9.30%
  Automated services             1,163    1,073        90    8.39%     2,361    2,121        240    11.32%
  FDIC insurance assessment        787      742        45    6.06%     1,566    1,483         83     5.60%
  Bankcard                         521      487        34    6.98%       980      861        119    13.82%
  Postage                          292      358       (66) -18.44%       608      617         (9)   -1.46%
  All other                      1,852    1,731       121    6.99%     3,780    3,256        524    16.09%

     Total noninterest expense $15,680  $14,900      $780    5.23%   $31,498  $29,917     $1,581     5.28%


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

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

The Annual Meeting of Shareholders of Registrant was held on April 26, 1995. At the meeting, Shareholders voted to fix the number of Directors at 26 for 1995 and the 26 Nominees named in Registrant's
Proxy  Statement  dated  March  10, 1995 were elected as Directors for a
term of 1 year.    No  other  matters  were  voted  on  at  the
meeting, and there was no solicitation in opposition to management's Nominees as listed in the Proxy Statement.


Item 5.  Other Information.

On May 18, 1995, Registrant purchased some assets and assumed the liabilities of two offices of NationsBank located in Central and
Liberty,  South  Carolina.   Total assets purchased were $8,102,000  and
liabilitites assumed totaled $31,050,000, of which $30,816,000 were deposits. A premium of $3,013,000 on deposits purchased will be assigned to a core deposit intangible asset and will be amortized over seven and one half (7 1/2) years. The acquisition will be accounted for by the purchase method of accounting. Proforma financial information is not attached since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11     Statement Re Computation of Per Share Earnings - Page 19

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          FIRST CITIZENS BANCORPORATION
                                          OF SOUTH CAROLINA, INC.
                                          (Registrant)





Dated: August 11, 1995                   By: /s/   Jay C. Case
                                             Jay C. Case, Treasurer




                                             (Chief Financial Officer)