Form 10-Q
period 1995-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1995-11-09
CIK 708848

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended September 30, 1995 Commission File Number 0-11172


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

            Class                               Outstanding at October 31, 1995

  Common Stock, $5.00 Par Value                            892,813 Shares
Non-voting Common Stock, $5.00 Par Value                    50,720 Shares

                         PART I - FINANCIAL INFORMATION



                          Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)




                                                                                    September 30,    December 31,    September 30,
                                                                                         1995            1994             1994

ASSETS Cash and due from banks:
  Noninterest-bearing                                                                  $81,001          $89,814          $79,439
  Interest-bearing                                                                      13,100           13,950           14,200

Total cash and due from banks                                                           94,101          103,764           93,639

Investment securities:
  Held-to-maturity                                                                     445,197          476,142          471,540
  Available-for-sale                                                                    12,646           10,539           11,002

Total securities                                                                       457,843          486,681          482,542

Gross loans and discounts
  Real estate - construction                                                            17,305            7,888           13,468
  Real estate - mortgage                                                               631,542          562,687          555,265
  Installment                                                                          320,648          269,693          263,188
  Commercial, financial and agricultural                                               108,498           96,757           88,192
  Less:  Reserve for loan losses                                                      (22,076)         (19,249)         (18,880)

Net loans and discounts                                                              1,055,917          917,776          901,233

Premises and equipment                                                                  43,265           40,941           40,573
Other real estate owned                                                                    621              270              544
Interest income accrued, not collected                                                  13,794           12,126            9,781
Intangible assets                                                                       17,934           15,618           16,464
Other assets                                                                            15,004           12,005           13,834

     TOTAL ASSETS                                                                   $1,698,479       $1,589,181       $1,558,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                               239,585         $215,301          211,121
  Time                                                                                 582,237          503,378          509,208
  Savings                                                                              662,878          667,839          666,312

Total deposits                                                                       1,484,700        1,386,518        1,386,641
Federal funds purchased                                                                    700           11,500            9,600
Securities sold under repurchase agreements                                             81,332           64,416           36,623
Term loan                                                                               12,125           13,400           13,650
Other liabilities                                                                       12,860           15,322           16,017

     TOTAL LIABILITIES                                                               1,591,717        1,491,156        1,462,531


Stockholders' Equity:
  Preferred stock                                                                        3,282            3,282            3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 1995,
    December 31, 1994 and September 30, 1994 - 50,720                                      254              254              254
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 1995, December 31, 1994
    and September 30, 1994 - 892,813                                                     4,464            4,464            4,464
  Surplus                                                                               55,000           55,000           55,000
  Undivided profits                                                                     38,150           30,765           28,477
  Unrealized gain on investment securities available-for-sale, net of taxes              5,612            4,260            4,602

     TOTAL STOCKHOLDERS' EQUITY                                                        106,762           98,025           96,079

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,698,479       $1,589,181       $1,558,610

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)




                                                           Quarter Ended September 30,              Nine Months Ended September 30,
                                                      -----------------------------------------   ----------------------------------
                                                      1995            1994         % Change          1995        1994     % Change
                                                      -----------------------------------------   ----------------------------------
Interest income and fees:
  Loans                                                  $23,271         $19,374        20.11%      $65,474      $56,030     16.86%
  United States Government obligations                     5,955           5,059        17.71%       17,644       14,844     18.86%
  Mortgage-backed securities                                   9               0       100.00%            9            0    100.00%
  Tax-exempt securities                                      481             579       -16.93%        1,493        1,805    -17.29%
  Other securities and federal funds sold                    470             285        64.91%        1,293        1,019     26.89%

                                                          30,186          25,297        19.33%       85,913       73,698     16.57%

Interest expense:
  Deposits                                                12,500           9,818        27.32%       35,318       27,097     30.34%
  Short-term borrowings                                    1,055             592        78.21%        3,319        1,659    100.06%
  Long-term borrowings                                       227             230        -1.30%          758          711      6.61%

                                                          13,782          10,640        29.53%       39,395       29,467     33.69%

Net interest income                                       16,404          14,657        11.92%       46,518       44,231      5.17%
Provision for loan losses                                  1,316             485       171.34%        3,187        1,643     93.97%

Net interest income after
  provision for loan losses                               15,088          14,172         6.46%       43,331       42,588      1.74%


Noninterest income:
  Service charges on deposit accounts                      3,022           2,647        14.17%        8,279        7,733      7.06%
  Fees for other customer services                         1,605           1,438        11.61%        4,753        4,203     13.09%
  Other                                                      559             612        -8.66%        1,856        1,864     -0.43%

                                                           5,186           4,697        10.41%       14,888       13,800      7.88%

Noninterest expense:
  Salaries and employee benefits                           7,469           7,047         5.99%       21,626       20,799      3.98%
  Net occupancy expense                                      630             585         7.69%        1,716        1,695      1.24%
  Furniture and equipment expense                            378             426       -11.27%        1,038        1,195    -13.14%
  Depreciation expense                                       955           1,083       -11.82%        2,715        3,197    -15.08%
  Amortization of intangibles                              1,479           1,164        27.06%        4,120        3,052     34.99%
  Other                                                    4,443           4,915        -9.60%       15,637       15,196      2.90%

                                                          15,354          15,220         0.88%       46,852       45,134      3.81%


Income before income taxes                                 4,920           3,649        34.83%       11,367       11,254      1.00%
Applicable income taxes                                    1,704           1,204        41.53%        3,854        3,736      3.16%


Net Income                                                 3,216           2,445        31.53%        7,513        7,518     -0.07%

Per share amounts:
  Earnings per common share:                               $3.37           $2.55        32.06%        $7.83        $7.82      0.13%

  Weighted average common shares outstanding             943,533         944,598        -0.11%      943,533      945,225     -0.18%


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands):



                                                                                                          Unrealized
                                                         Non-Voting  Voting                           Gain/(Loss) on          Total
                                              Preferred   Common     Common                Undivided      Investment   Stockholders'
                                                  Stock    Stock      Stock     Surplus      Profits      Securities         Equity

Balance at December 31, 1993                     $3,282     $264     $4,464     $55,000      $21,227                        $84,237
Net income                                                                                     7,518                          7,518
Preferred stock dividends                                                                      (128)                          (128)
Reacquired non-voting common stock                          (10)                               (140)                          (150)
Unrealized gain on investment
  securities available-for-sale, net of taxes                                                                  4,602          4,602

Balance at September 30, 1994                     3,282      254      4,464      55,000       28,477           4,602         96,079
Net income                                                                                     2,331                          2,331
Preferred stock dividends                                                                       (43)                           (43)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                                                  (342)          (342)

Balance at December 31, 1994                      3,282      254      4,464      55,000       30,765           4,260         98,025
Net income                                                                                     7,513                          7,513
Preferred stock dividends                                                                      (128)                          (128)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                                                  1,352          1,352

Balance at September 30, 1995                    $3,282     $254     $4,464     $55,000      $38,150          $5,612       $106,762



FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)




                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     -------------------------------
                                                                                                      1995                    1994
                                                                                                     --------                 ----
OPERATING ACTIVITIES:
  Net income                                                                                         $7,513                  $7,518
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses                                                                       3,187                   1,643
      Depreciation and amortization                                                                   6,834                   6,249
      (Accretion)/amortization of investment securities                                               (320)                      39
      Deferred income taxes benefit                                                                 (1,334)                   (883)
      Gains on sales of premises and equipment                                                         (90)                    (97)
      (Increase)/decrease in interest income accrued, not collected                                 (1,528)                     870
      (Decrease)/increase in accrued interest payable                                               (2,774)                     132
      Originations of loans held for resale                                                        (33,408)                (29,353)
      Proceeds from sales of loans held for resale                                                   33,784                  32,137
      Gains on sales of loans held for resale                                                         (135)                   (210)
      Increase in other assets                                                                      (1,222)                 (1,259)
      Increase in other liabilities                                                                      79                   3,116

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       10,586                  19,902


INVESTING ACTIVITIES:
  Net increase in loans                                                                           (129,251)                (42,508)
  Proceeds from maturities of investment securities, available for sale                                  15                       0
  Proceeds from maturities of investment securities, held-to-maturity                               200,515                 253,031
  Purchases of investment securities, held-to-maturity                                            (165,069)               (260,556)
  Proceeds from sales of premises and equipment                                                         111                     375
  Purchases of premises and equipment                                                               (3,979)                 (3,832)
  Net decrease in other real estate owned                                                               119                   (134)
  Net increase in intangible assets                                                                 (4,555)                   (432)
  Purchase of institutions, net of cash acquired                                                      (628)                  53,803

     NET CASH USED BY INVESTING ACTIVITIES                                                        (102,722)                   (253)


FINANCING ACTIVITIES:
  Net increase/(decrease) in deposits                                                                77,760                (11,391)
  Increase/(decrease) in federal funds purchased and securities sold
     under agreements to repurchase                                                                   6,116                (24,983)
  Term loan payments                                                                                (1,275)                   (750)
  Cash dividends paid                                                                                 (128)                   (128)
  Reacquired common stock                                                                                 0                   (150)

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                82,473                (37,402)


DECREASE IN CASH AND DUE FROM BANKS                                                                 (9,663)                (17,753)
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                                        103,764                 111,392

CASH AND DUE FROM BANKS AT END OF PERIOD                                                            $94,101                 $93,639
                                                                                                    =======                 =======

Supplemental disclosures of cash flow information:
  Interest paid                                                                                     $36,622                 $29,335
  Income taxes paid                                                                                  $6,116                  $2,428

Unrealized appreciation in investment securities available-for-sale:
  Securities available-for-sale                                                                      $8,634                  $7,079
  Shareholders' equity                                                                               $5,612                  $4,602
  Deferred taxes                                                                                     $3,022                  $2,477


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The preceding financial statements are unaudited; however, in the opinion of management, all adjustments (comprising all normal recurring accruals) necessary for a fair presentation of financial statements have been included. A summary of Bancorporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1994. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1994 Annual Report.

INCOME TAXES:


Deferred tax assets and liabilities recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109 are composed of the following at:



                                                                                    September 30,             September 30,
                                                                                         1995                      1994

Provision for loan losses in excess
  of amount deductible for taxes                                                         $7,454                    $6,437
Tax amortizatin of intangibles over book                                                    881                       145
Other, net                                                                                  782                       594
Gross deferred tax asset                                                                  9,117                     7,176

Book depreciation over tax                                                                  503                       565
Deferred income and expense items
  recognized in different accounting periods                                                386                       455
Pension plan                                                                                756                       753
Unrealized gains on available-for-sale securities                                         3,022                     2,477
Other                                                                                       394                       530
Gross deferred tax liability                                                              5,061                     4,780
Net deferred tax asset                                                                   $4,056                    $2,396


INVESTMENT SECURITIES:

Bancorporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." effective January 1, 1994. Management has reviewed the investment securities portfolio and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS No. 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included as a component of stockholders' equity on an after-tax basis.

LOANS:

     Effective January 1, 1995, Bancorporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which specifies how allowances for credit losses related to certain impaired loans should be determined and generally requires impairment to be measured on the basis of discounted expected cash flows. This statement considers a loan to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In October 1994, FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which amends the income recognition requirements of SFAS No. 114. Bancorporation adopted SFAS No. 114 and SFAS No. 118 as of January 1, 1995. The impact of adoption of SFAS No. 114 and SFAS No. 118 on Bancorporations's consolidated financial statements was not material.

     SFAS No. 114 applies to all impaired loans, uncollateralized as well as collaterized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, Bancorporations considers its portfolio of credit card, residential mortgage and consumer loans to be exempt from this statement.

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans, excluding most consumer loans, are placed in nonaccrual status when principal or interest is deliquent 90 days or more. Also, loans which are classified doubtful or loss, or where the borrower has filed bankruptcy are considered nonaccrual loans. Management considers all nonaccrual loans to be impaired as well as other loans of which the ultimate collectibility of principal and interest is uncertain. Loans which exceed 90 days past due and are considered uncollectible are generally charged-off against the allowance for loan losses.

     Payments received on nonaccrual loans are applied to principal until such amount is liquidated in full. Subsequent payments on nonaccrual loans are recognized as interest income when received. Except in cases where other accounting or regulatory rules apply, loans are generally returned to accrual status when the collectibility of both principal and interest on a timely basis is reasonably assured and all delinquent principal and interest or the loan becomes well secured and in the process of collection.

MORTAGE SERVICING RIGHTS:

On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment to SFAS No. 65 which is to be applied prospectively for fiscal years beginning after December 15, 1995. SFAS No. 122 requires that a mortgage servicing entity must allocate the total cost of the mortgage loans purchased or originated to the mortgage servicing rights(MSRs) and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those values. If it is not practicable to estimate the fair values of the MSRs and the mortgage loans (without the MSRs), the entire cost of purchasing or originating the loans should be allocated to the mortgage loan and no cost should be allocated to the MSR. In addition, SFAS No. 122 requires that an entity assess its MSR portfolios for impairment based on the fair value of those rights. The entity must stratify its MSRs that are capitalized after adoption of this statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. Under SFAS No. 65, the cost of originated MSRs was not recognized as an asset but was charged to earnings when the related loan was sold. In addition, the cost allocation was different for purchased MSRs. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the MSRs to purchased MSRs. Bancorporation will adopt SFAS No. 122 effective January 1, 1996, the effect of which is not expected to be material.

                         PART I - FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


SUMMARY:

First Citizens Bancorporation reported net income of $3,216,000 for the third quarter of 1995, a 31.53% increase from the $2,445,000 for the third quarter a year ago. Net income for the nine months ended September 30, 1995 was $7,513,000, a .07% decrease from the $7,518,000 reported for the same period in 1994.

Average loans net of unearned interest for the quarter ended September 30, 1995 increased $127,150,000 or 13.90% when compared to the same period in 1994, with a yield of 9.11% for the third quarter of 1995. Average taxable and non-taxable investment securities for the third quarter of 1995 decreased by $43,454,000 or 8.69% from the third quarter of 1994, with a taxable equivalent yield of 5.92% for the third quarter of 1995. Average loans net of unearned interest for the nine months ended September 30, 1995 increased $92,980,000 or 10.38% from the same period in 1994, with a yield of 8.91% for the nine months ended September 30, 1995. Average taxable and non-taxable investment securities for the nine months ended September 30, 1995 decreased by $11,208,000 or 2.30% from the same period in 1994, with a taxable equivalent yield of 5.65% for the first nine months of 1995.

Noninterest income increased by $489,000 or 10.41% and increased by $1,088,000 or 7.88%, respectively, for the quarter and nine months ended September 30, 1995, as compared to the same periods in 1994. For the quarter and nine months ended September 30, 1995, noninterest expense increased $134,000 or .88% and $1,718,000 or 3.81%, respectively, as compared to the same periods in 1994. The increase in noninterest expense was primarily due to increased amortization of intangibles.

Net income per common share for the quarter ended September 30, 1995 increased 32.06% to $3.37, as compared to $2.55 for the third quarter of 1994. Net income per common share for the nine months ended September 30, 1995 increased .10% to $7.83, as compared to $7.82 for the same period in 1994.

Book value per common share as of September 30, 1995 increased 11.51% to $109.67, as compared to $98.35 for the same period in 1994.

As illustrated in the following table, Tier 1 capital was 8.31% at September 30, 1995 as compared to 8.67% at September 30, 1994. Total risk-based capital was 10.11% at September 30, 1995 as compared to 10.81% at September 30, 1994. The risk-based capital ratios were calculated using the 1992 Final Rules as defined by Federal regulators.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


SUMMARY (Continued):

Components of Capital (dollars in thousands):




                                                                                                 September 30,
                                                                                           1995                1994
Stockholders' Equity:
  Preferred stock                                                                      $    3,282           $   3,282
  Common stock                                                                              4,718               4,718
  Surplus                                                                                  55,000              55,000
  Undivided profits                                                                        43,762              33,079
Total stockholders' equity                                                                106,762              96,079
Reserve for loan losses                                                                    22,076              18,880
Total primary capital                                                                     128,838             114,959
Long-term debt qualifying as secondary capital                                             12,125              13,650
     Total capital                                                                       $140,963            $128,609

Tier I leverage ratio                                                                        5.13                5.04
Risk-based capital ratio total                                                              10.11               10.81
  Tier I                                                                                     8.31                8.67
  Tier II                                                                                    1.80                2.14


NET INTEREST INCOME:

Net interest income on a taxable equivalent basis was $16,794,000 for the third quarter of 1995, a increase of 11.83% from the $15,017,000 for the comparable period in 1994. Net interest income on a taxable equivalent basis was $47,740,000 for the nine months ended September 30, 1995, an increase of 5.08% from the $45,433,000 for the comparable period in 1994.

The following table presents the components of net interest income for the quarter and nine months ended September 30, 1995 and 1994:

Net Interest Income (dollars in thousands):




                                                                     Quarter Ended                   Nine Months Ended
                                                                     September 30,                      September 30,
                                                                   1995            1994             1995             1994
Total interest income                                           $30,186          $25,297           $85,913        $73,698
Total interest expense                                           13,782           10,640            39,395         29,467
Net interest income                                              16,404           14,657            46,518         44,231
Tax equivalent adjustment                                           390              360             1,222          1,202
Net interest income (taxable equivalent basis)                  $16,794          $15,017           $47,740        $45,433

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)




                                  Quarter Ended September 30
------------------------------------------------------------------------------------------------
                                                                                                           Change
  Average                    Interest         Yield                                                       Due To              Net
  Balance                    Rev./Exp.                                                                                   Increase
    1995        1994     1995     1994     1995    1994                                                 Rate   Volume   (Decrease)
                                                                 Interest-earning assets:
 $1,041,981    $914,831  $23,405  $19,425  9.11%   8.61%  Loans                                        $1,243  $2,737      $3,980
    420,483     454,249    6,015    5,104  5.72%   4.49%  Taxable investment securities                 1,290   (379)         911
     35,836      45,524      738      892  8.24%   7.84%  Non-taxable investment securities                36   (190)       (154)
     13,808       3,026      198       33  5.82%   4.42%  Federal funds sold                               46     119         165
     13,142      14,246      220      203  6.79%   5.78%  Other earning assets                             33    (16)          17

  1,525,250   1,431,876   30,576   25,657  8.11%   7.24%       Total interest-earning assets            2,648   2,271       4,919

                                                          Noninterest-earning assets:
     79,384      80,374                                   Cash and due from banks
     42,032      38,347                                   Premises and equipment
     23,400      24,626                                   Other, less reserve for loan losses

    144,816     143,347                                        Total noninterest-earning assets

 $1,670,066  $1,575,223                                   TOTAL ASSETS

                                                          Interest-bearing liabilities:
 $1,222,825  $1,193,563   12,500    9,818  4.15%   3.34%  Deposits                                      2,438     244       2,682
                                                          Federal funds purchased and securities
     79,400      51,121    1,054      592  5.38%   4.70%    sold under agreements to repurchase           130     332         462
     12,199      13,688      228      230  7.48%   6.72%  Long-term debt                                   23    (25)         (2)

  1,314,424   1,258,372   13,782   10,640  4.25%   3.43%       Total interest-bearing liabilities       2,591     551       3,142


                                                          Noninterest-bearing liabilities:
    232,608     206,793                                   Demand deposits
     17,912      21,516                                   Other liabilities

    250,520     228,309                                        Total noninterest-bearing liabilities

    105,122      88,542                                   Stockholders' equity

                                                          TOTAL LIABILITIES AND
 $1,670,066  $1,575,223   13,782   10,640                   STOCKHOLDERS' EQUITY                        2,591     551       3,142

                         $16,794  $15,017                 Net interest income                             $57  $1,720      $1,777
                                           8.11%   7.24%  Interest income to interest-earning assets
                                           3.66%   3.01%  Interest expense to interest-earning assets
                                           4.44%   4.23%  Net interest income to interest-earning assets


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)





Nine Months Ended September 30,

  Average                  Interest                                                                            Change        Net
  Balance                  Rev./Exp.            Yield                                                          Due To      Increase
    1995        1994     1995     1994      1995    1994                                                     Rate  Volume  Decrease)

                                                            Interest-earning assets:
  $988,418    $895,438  $65,893  $56,261    8.91%   8.40%   Loans, net of unearned interest                $3,416  $6,216     $9,632
   437,623     438,816   17,818   15,008    5.43%   4.56%   Taxable investment securities                   2,859    (49)      2,810
    37,432      47,447    2,296    2,777    8.18%   7.80%   Non-taxable investment securities                 133   (614)      (481)
    10,607       9,379      458      240    5.77%   3.42%   Federal funds sold                                165      53        218
    13,414      14,499      670      614    6.68%   5.66%   Other earning assets                              110    (54)         56

 1,487,494   1,405,579   87,135   74,900    7.83%   7.12%        Total interest-earning assets              6,683   5,552     12,235

                                                            Noninterest-earning assets:
    77,289      77,813                                      Cash and due from banks
    41,473      37,092                                      Premises and equipment
    22,154      22,836                                      Other, less reserve for loan losses

   140,916     137,741                                           Total noninterest-earning assets

$1,628,410  $1,543,320                                      TOTAL ASSETS

                                                            Interest-bearing liabilities:
$1,195,280  $1,163,139   35,318   27,097    3.95%   3.11%   Deposits                                        7,269     952      8,221
                                                            Federal funds purchased and securities
    79,252      58,616    3,318    1,659    5.60%   3.78%     sold under agreements to repurchase             793     866      1,659
    12,636      13,935      759      711    8.01%   6.80%   Long-term debt                                    126    (78)         48

 1,287,168   1,235,690   39,395   29,467    4.09%   3.19%        Total interest-bearing liabilities         8,188   1,740      9,928


                                                            Noninterest-bearing liabilities:
   221,990     200,794                                      Demand deposits
    16,848      16,546                                      Other liabilities

   238,838     217,340                                           Total noninterest-bearing liabilities

   102,404      90,290                                      Stockholders' equity

                                                            TOTAL LIABILITIES AND
$1,628,410  $1,543,320   39,395   29,467                      STOCKHOLDERS' EQUITY                          8,188   1,740      9,928

                        $47,740  $45,433                    Net interest income                          ($1,505)  $3,812     $2,307
                                            7.83%   7.12%   Interest income to interest-earning assets
                                            3.54%   2.80%   Interest expense to interest-earning assets
                                            4.29%   4.32%   Net interest income to interest-earning assets


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESERVE FOR LOAN LOSSES:

The reserve at September 30, 1995 was $22,076,000 or 2.05% of total loans as compared to $18,880,000 or 2.05% of total loans at September 30, 1994.

For the quarter ended September 30, 1995, the provision for loan losses was $1,316,000, an increase of 171.34% over the $485,000 for the same period in 1994. For the nine months ended September 30, 1995, the provision for possible loan losses was $3,187,000, an increase of 93.97% over the $1,643,000 for 1994. The increase in provision for loan losses for the quarter and nine months ended on September 30, 1995 was due to an increase in loans, referred to on page
11 of the summary.

Net charge-offs were $322,000 in the third quarter of 1995 which represented an increase of 84.00% when compared to the $175,000 reported for the comparable period of 1994. For the nine months ended September 30, 1995, net charge-offs were $657,000, a 20.27% decrease from the $824,000 for the nine months ended 1994.

Provision and Reserve for Loan Losses (dollars in thousands):



                                                                 Quarter Ended                     Nine Months Ended
                                                                  September 30,                       September 30,
                                                                1995          1994               1995           1994
Reserve for loan losses:
Balance at beginning of period                                $20,785        $18,570             $19,249        $18,061
Provision charged to expense                                    1,316            485               3,187          1.643
Reserves related to acquisition                                   297              0                 297              0
Charge-offs                                                      (518)          (438)             (1,240)        (1,435)
Recoveries                                                        196            263                 583            611
Net charge-offs                                                  (322)          (175)               (657)          (824)
Balance at end of period                                      $22,076        $18,880             $22,076        $18,880

Ratios (annualized):
Net Charge-offs to:
  Average loans                                                   .12            .08                 .09            .12
  Loans at end of period                                          .12            .08                 .08            .12
  Reserve for loan losses                                        5.83           3.71                3.97           5.82

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


NONINTEREST INCOME AND EXPENSE:

Total noninterest income for the quarter was $5,186,000, an increase of 10.41% from the $4,697,000 earned for the third quarter of 1994. For the nine months ended September 30, 1995, total noninterest income was $14,888,000, an increase of 7.88% from the $13,800,000 earned for the same period in 1994.

Total noninterest expense for the third quarter of 1995 was $15,354,000, an increase of .88% when compared with $15,220,000 for the same period a year ago. For the nine months ended September 30, 1995, total noninterest expense was $46,852,000, an increase of 3.81% when compared with $45,134,000 for the same period a year ago.

 The following table provides additional details of noninterest income and expense:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



NONINTEREST INCOME AND EXPENSE (Continued):

The following table provides details of noninterest income and expense:

Noninterest Income and Expense (dollars in thousands):



                                                        Quarter Ended                            Nine Months Ended
                                                        September 30,            Change            September 30,         Change
                                                    -------------------   --------------------  -------------------  --------------

                                                       1995    1994     Amount    Percent      1995      1994     Amount   Percent
Noninterest income:
  Service charges on deposit accounts                $3,022  $2,647       $375     14.17%    $8,279    $7,733       $546     7.06%
  Commissions, service charges and fees                 553     539         14      2.60%     1,784     1,646        138     8.38%
  Mortgage servicing                                    491     430         61     14.19%     1,474     1,261        213    16.89%
  Bankcard fees and discounts                           561     469         92     19.62%     1,495     1,295        200    15.44%
  All other                                             559     612       (53)     -8.66%     1,856     1,865        (9)    -0.48%

     Total noninterest income                        $5,186  $4,697       $489     10.41%   $14,888   $13,800     $1,088     7.88%

Noninterest expense:
  Salaries and wages                                 $5,432  $5,694     ($262)     -4.60%   $16,652   $17,150     ($498)    -2.90%
  Pension and other employee benefits                 2,037   1,353        684     50.55%     4,974     3,649      1,325    36.31%

     Total staff expenses                             7,469   7,047        422      5.99%    21,626    20,799        827     3.98%
  Occupancy expense                                   1,003     855        148     17.31%     2,652     2,501        151     6.04%
  Furniture and equipment expense                       960   1,239      (279)    -22.52%     2,817     3,587      (770)   -21.47%
  Amortization of intangibles                         1,479   1,164        315     27.06%     4,120     3,052      1,068    34.99%
  Telephone                                             310     328       (18)     -5.49%       928       985       (57)    -5.79%
  Stationery and supplies                               295     234         61     26.07%       847       856        (9)    -1.05%
  Professional services                                 281     246         35     14.23%     1,010       913         97    10.62%
  Automated services                                  1,047   1,232      (185)    -15.02%     3,408     3,353         55     1.64%
  FDIC insurance assessment                            (17)     769      (786)   -102.21%     1,549     2,252      (703)   -31.22%
  Bankcard                                              542     474         68     14.35%     1,522     1,335        187    14.01%
  Postage                                               303     195        108     55.38%       911       812         99    12.19%
  All other                                           1,682   1,437        244     16.98%     5,462     4,689        772    16.46%

     Total noninterest expense                      $15,354 $15,220       $133      0.87%   $46,852   $45,134     $1,717     3.80%


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

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

Not Applicable

Item 5.  Other Information.

At close of business on September 21, 1995, Registrant purchased the Summerville National Bank in Summerville, South Carolina. Total loans purchased were $13,105,000 and deposits assumed totaled $20,422,000.. A premium paid of $1,882,000 will be assigned to a core deposit intangible asset and will be amortized over seven and one half (7 1/2) years. Proforma financial information is not attached since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       11         Statement Re Computation of Per Share Earnings - Page 20

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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







                                               FIRST CITIZENS BANCORPORATION
                                               OF SOUTH CAROLINA, INC.
                                               (Registrant)





Dated:  November 09, 1995                      By: /s/   Jay C. Case
                                                   Jay C. Case, Treasurer
                                                   (Chief Financial Officer)