Form 10-K
period 1995-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1996-03-28
CIK 708848

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended 12/31/95               Commission File Number 0-11172


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

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of February 29, 1996 was $49,167,019. The Registrant's voting Preferred Stock is not regularly traded and has no quoted prices and therefore has no readily ascertainable market value.

As of February 29, 1996, there were 892,813 outstanding shares of the Registrant's Common Stock, $5.00 par value per share and 47,720 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I and II.

      (2) Portions of Registrant's definitive Proxy Statement dated March 22, 1996 for the Annual Meeting of Shareholders to be held April 24, 1996 are incorporated by reference into Part III.

PART I.

Item 1. BUSINESS
      First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation"), a South Carolina corporation, is a one bank holding company organized in 1982 which owns all the outstanding stock of First-Citizens Bank and Trust Company of South Carolina ("Bank"). The Bank, which is the principal asset and source of income of Bancorporation, is engaged in the general banking business throughout South Carolina and offers complete retail, commercial banking and trust services. The net income of the Bank constituted approximately 103% of the consolidated net income of Bancorporation for the year ended December 31, 1995, and the assets of the Bank constituted approximately 99% of the consolidated assets of Bancorporation at December 31, 1995. Wateree Enterprises, Inc., a wholly-owned subsidiary of the Bank, which through its wholly-owned subsidiary, Wateree Life Insurance Company, a South Carolina corporation, issues credit life, accident and health insurance on borrowers from the Bank. Another wholly-owned subsidiary of Wateree Enterprises, Inc. is Wateree Agency, Inc., a South Carolina corporation, which acts as agent for the sale of insurance to the Bank's customers.

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


PART 1 (CONTINUED)

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

First-Citizens Bank and Trust Company of South Carolina
      The Bank was organized as a state bank in 1964. Its predecessor, Anderson Brothers Bank, was organized in 1936. As measured by deposits, the Bank is the fifth largest commercial bank in South Carolina and has 115 offices throughout South Carolina.
      The Bank is an insured bank, and is supervised, examined and regulated by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.
      For the year ended December 31, 1995, approximately 66% of the revenues of the Bank were derived from interest and fees on loans, 19% from income on investment securities, .4% from income on temporary investments, .6% from trust fees, 8% from service charges on deposit accounts and 6% from other sources.
      During 1995, the Bank acquired Summerville National Bank, Summerville, South Carolina and branch locations in Liberty and Central South Carolina, from another financial institution. Further information concerning these transactions is contained in the section entitled "Management's Discussion and Analysis" of the Registrant's 1994 Annual Report to Shareholders which is incorporated herein by reference.
      Commercial Banking Services. The Bank provides a wide range of traditional commercial banking and related financial services to customers engaged in manufacturing, wholesaling, retailing, providing services, buying and selling real estate, and agriculture; and to institutions and agencies of state government. It makes commercial loans for various purposes, including working capital, real estate financing, equipment financing and floor plan loans for automobile dealers. As of December 31, 1995, commercial and real estate loans accounted for approximately 70% of the Bank's total loans. Interest and fees on commercial and real estate loans constituted 46% of the Bank's operating revenues for the year ended December 31, 1995.
      Consumer Services. The Bank provides a full range of consumer banking services, including checking accounts, savings programs, installment lending services, real estate loans, trust accounts, travelers' cheques and safe deposit facilities through its branch offices in South Carolina. The Bank provides automated teller machines in over 97 locations and participates in an electronic transfer network which presently gives customers access to their accounts through over 52,000 automated teller machines worldwide. The Bank issues MasterCard and VISA cards. As of December 31, 1995, consumer loans accounted for approximately 30% of the Bank's total loan portfolio. Interest and fees for consumer loans and services contributed 20% of the Bank's operating revenues for the year ended December 31, 1995.
      Trust Services. Through its trust department, the Bank offers a full range of trust services. To individuals, the services offered include acting as executor and administrator of decedents' estates, trustee of various types of trusts, guardian of estates of minors and incompetents, portfolio management service, investment counseling and assistance in estate planning. For corporations, offered services include acting as registrar, transfer agent, dividend paying agent for stock issues, and as trustee for bond and debenture issues and pension and profit sharing plans. Fees for trust services contributed
 .6% of the Bank's operating revenues for the year ended December 31, 1995.

Statistical Data
      Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 3 through 15 of the Registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

Non-Banking Subsidiary
          Wateree Life Insurance Company issues credit life insurance on borrowers from the Bank. All policies in excess of $30,000 and individual accident and health policies are insured by another insurance company. The company had earned premiums of $463,163 or .3% of Bancorporation's consolidated operating revenues for the year ended December 31, 1995. For the year ended December 31, 1995, Wateree had a loss of $20,824 . Total insurance in force amounted to $33,188,000 at December 31, 1995.
      Wateree Agency, Inc. acts as agent for the sale of insurance to the Bank's customers. Net income for the year ended December 31, 1995 was not material.
      During 1995, First Citizens Mortgage Corporation, a wholly-owned mortgage banking company, was made a department of the Bank in order to offer more effective customer services and broaden the Bank's mortgage activities.

Employees of Bancorporation
      Bancorporation has no salaried employees. As of December 31, 1995, the Bank and its subsidiaries had 946 full-time equivalent employees. Bancorporation and its subsidiaries are not parties to any collective bargaining agreement and relations with employees are considered to be good.

Competition
      Because South Carolina allows statewide branch banking, the Bank must compete in local markets throughout the state with other depository institutions. The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similar activities, both for local business in individual communities and for business in the national market. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies, other businesses and individuals.
      A factor which has also increased competition in the Bank's local markets is reciprocal interstate banking legislation. South Carolina law allows bank holding companies in 12 other Southeastern states and the District of Columbia to acquire banks and bank holding companies in South Carolina, provided that reciprocal legislation has been passed in such other state or district. As a result, a number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation (among them four of the largest in the Southeastern United States) have acquired banks located in South Carolina with which the Bank competes in its local markets. The Bank is the fifth largest bank in South Carolina in terms of assets, but is the largest bank owned by a South Carolina based holding company.
      During September 1994, Congress adopted new legislation which, one year after enactment and subject to certain limitations, will permit adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Also, beginning June 1, 1997 and subject to certain limitations, the Interstate Banking Law permits banks to merge with one another across state lines. Each state can authorize mergers earlier than that date and also can choose to permit out-of-state banks to open branch offices within that state's borders. Alternatively, a state can opt out of interstate branching by adopting legislation before June 1, 1997. As of March 1996, South Carolina has not adopted any such legislation in response to the Interstate Banking Law.

Item 2.  PROPERTIES
      Bancorporation owns in fee simple 1 piece of property having a book value at December 31, 1995 of $80,441. To the limited extent necessary, it occupies space owned by the Bank. Bancorporation's and the Bank's principal office is located at 1230 Main Street in Columbia, South Carolina.
      The Bank owns in fee simple 172 properties having a book value at December 31, 1995 of $33,134,404 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the Bank. In addition, the Bank leases 31 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All these leases are for relatively long terms or include renewal options considered by management of the Bank to be adequate. Rental expense paid for these properties in 1995 was approximately $353,000, which was offset by $700,000 in rental income.
      The properties leased and owned are all generally considered adequate for the Bank's purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the Bank's operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.
      For information concerning Bancorporation's commitments under current leasing arrangements, see Note 12 to Bancorporation's Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS
      Neither Bancorporation nor its subsidiary, the Bank, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS.
      The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on the inside cover of the Registrant's 1995 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA
      The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on Page 1 of the Registrant's 1995 Annual Report to Shareholders.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.
      The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 3 through 17 of the Registrant's 1995 Annual Report to Shareholders. The statistical disclosures for bank holding companies required by Guide 3 are included therein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 18 through 31 of the Registrant's 1995 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information under the captions "PROPOSAL 2: ELECTION OF DIRECTORS" and "Executive Officers" on Pages 6 through 10 and Page 11 of Bancorporation's definitive Proxy Statement dated March 22, 1996, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
      The information under the captions "Directors' Fees", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan" on Pages 9 through 12 of Bancorporation's definitive Proxy Statement dated March 22, 1996, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES" and "OWNERSHIP OF SECURITIES BY MANAGEMENT" on Pages 2 through 6 of Bancorporation's definitive Proxy Statement dated March 22, 1996, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information in Footnote (4) on Page 9 and under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" on Pages 10 and 13 of Bancorporation's definitive Proxy Statement dated March 22, 1996, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1)  Financial Statements:
          The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiary included in the Registrant's 1995 Annual Report to Shareholders are incorporated by reference in Item 8 from pages 17 through 31 of the Annual Report:

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

               10.3* Employment Contract between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.3 in the Registrant's 1988 Annual Report on Form 10-K)

               13.  Registrant's 1995 Annual Report to Shareholders

               21. Subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 in the Registrant's 1990 Annual Report on Form 10-K)

               99.** Registrant's Definitive Proxy Statement for the Annual Meeting dated March 22, 1996.*

               *Denotes  a   management   contract  or   compensatory   plan  or
               arrangement  in  which  an  executive   officer  or  director  of
               Registrant participates.

               **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

       (b)Reports on Form 8-K:
          No reports on Form 8-K were filed during the three month period ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     03/25/96                        FIRST CITIZENS BANCORPORATION
                                                    OF SOUTH CAROLINA, INC.
                                                                  (Registrant)


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


Signatures                                         Title                                        Date

/s/ E. Hite Miller, Sr.                            Chairman and Director                       03/22/96
    E. Hite Miller, Sr.

/s/ Frank B. Holding                               Vice Chairman and                           03/22/96
    Frank B. Holding                               Director

/s/ Jim B. Apple                                   President and Director                      03/22/96
    Jim B. Apple

/s/ Jay C. Case                                    Treasurer and Chief                         03/22/96
    Jay C. Case                                    Financial Officer

/s/ Richard W. Blackmon                            Director                                    03/22/96
    Richard W. Blackmon

                                                   Director
     George H. Broadrick

/s/  T. E. Brogdon                                 Director                                    03/22/96
     T. E. Brogdon

                                                   Director
     Laurens W. Floyd

/s/  Charles S. Haltiwanger                        Director                                    03/22/96
     Charles S. Haltiwanger

                                                   Director
     William E. Hancock, III

/s/  T. J. Harrelson                               Director                                    03/22/96
     T. J. Harrelson

/s/  Robert B. Haynes                              Director                                    03/22/96
     Robert B. Haynes



Signatures                                         Title                               Date

/s/  Wycliffe E. Haynes                            Director                           03/22/96
     Wycliffe E. Haynes

                                                   Director
     Albert R. Heyward, II

                                                   Director
     Carmen P. Holding

                                                   Director
     Dan H. Jordan

                                                   Director
     Thomas W. Lane

/s/  Russell A. McCoy, Jr.                         Director                           03/22/96
     Russell A. McCoy, Jr.

/s/  N. Welch Morrisette, Jr.                      Director                           03/22/96
     N. Welch Morrisette, Jr.

/s/  E. Perry Palmer                               Director                           03/22/96
     E. Perry Palmer

/s/  Dr. J. William Pitts, Sr..                    Director                           03/22/96
     Dr. J. William Pitts, Sr.

/s/  Bruce L. Plyler                               Director                           03/22/96
     Bruce L. Plyler

/s/  Lloyd H. Rowell                               Director                           03/22/96
     Lloyd H. Rowell

/s/  William E. Sellers                            Director                           03/22/96
     William E. Sellers

/s/  Henry F. Sherrill                             Director                           03/22/96
     Henry F. Sherrill

                                                   Director
     Jack S. Stanley


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

      13.                           Registrant's 1994 Annual Report to Shareholders          27 through 66

      22.                           Subsidiaries of Registrant (incorporated herein by
                                    reference to Exhibit 22 of the Registrant's
                                    1990 Annual Report on Form 10-K)

      28.                           Registrant's Definitive Proxy Statement for
                                    the Annual Meeting dated March 22, 1996*
                                    *Pursuant to Rule 12b-23(a) (3), this exhibit is
                                    not being filed.

