Form 10-Q
period 1996-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1996-05-10
CIK 708848

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 31, 1996                 Commission File Number 0-11172


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                  Class                           Outstanding at March 31, 1996

Common Stock, $5.00 Par Value                               892,813 Shares
Non-voting Common Stock, $5.00 Par Value                     47,720 Shares

                         PART I - FINANCIAL INFORMATION



                          Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)



                                                                                    March 31,     December 31,   March 31,
                                                                                       1996           1995           1995

ASSETS
Cash and due from banks:
  Noninterest-bearing                                                           $    64,178    $    88,892    $    76,263
  Interest-bearing                                                                   12,150         12,675         13,525

Total cash and due from banks                                                        76,328        101,567         89,788

Investment securities:
  Held-to-maturity                                                                  462,464        451,796        475,689
  Available-for-sale                                                                 14,173         13,185         11,090

Total securities                                                                    476,637        464,981        486,779

Federal funds sold                                                                   18,500              0         12,900
Gross loans and discounts
  Real estate - construction                                                         16,487         16,334          9,206
  Real estate - mortgage                                                            685,076        659,371        567,491
  Installment                                                                       329,831        332,817        277,841
  Commercial, financial and agricultural                                            107,896        105,737         96,235
  Less:  Reserve for loan losses                                                    (21,632)       (21,153)       (19,515)

Net loans and discounts                                                           1,117,658      1,093,106        931,258

Premises and equipment                                                               44,936         44,186         40,783
Other real estate owned                                                                 635            473            109
Interest income accrued, not collected                                               14,473         14,225         10,550
Intangible assets                                                                    15,271         16,710         14,709
Other assets                                                                         16,667         16,426         14,693

     TOTAL ASSETS                                                               $ 1,781,105    $ 1,751,674    $ 1,601,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                            250,021    $   241,824        216,692
  Time                                                                              615,442        590,227        528,599
  Savings                                                                           670,620        663,888        642,121

Total deposits                                                                    1,536,083      1,495,939      1,387,412
Federal funds purchased                                                                   0         20,600              0
Securities sold under repurchase agreements                                         102,506         97,907         81,204
Term loan                                                                            11,275         11,700         12,975
Other liabilities                                                                    14,666         13,442         19,622

     TOTAL LIABILITIES                                                            1,664,530      1,639,588      1,501,213


Stockholders' Equity:
  Preferred stock                                                                     3,282          3,282          3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 1996-47,720,
    December 31, 1995 and March 31, 1995 - 50,720                                       239            254            254
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 1996, December 31, 1995
    and March 31, 1995 - 892,813                                                      4,464          4,464          4,464
  Surplus                                                                            55,000         55,000         55,000
  Undivided profits                                                                  47,014         43,152         32,871
  Unrealized gain on investment securities available-for-sale, net of taxes           6,576          5,934          4,485

     TOTAL STOCKHOLDERS' EQUITY                                                     116,575        112,086        100,356

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,781,105    $ 1,751,674    $ 1,601,569

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)



                                                                                  Quarter Ended March 31,
                                                                     --------------------------------------------------
                                                                          1996            1995               % Change
                                                                     --------------------------------     -------------
Interest income and fees:
  Loans                                                                      $24,364         $20,407            19.39%
  United States Government obligations                                         6,396           5,608            14.05%
  Mortgage-backed securities                                                      29               0           100.00%
  Tax-exempt securities                                                          569             519             9.63%
  Other securities and federal funds sold                                        634             431            47.10%

                                                                              31,992          26,965            18.64%

Interest expense:
  Deposits                                                                    12,705          10,921            16.34%
  Short-term borrowings                                                        1,314           1,103            19.13%
  Long-term borrowings                                                           227             273           -16.85%

                                                                              14,246          12,297            15.85%

Net interest income                                                           17,746          14,668            20.98%
Provision for loan losses                                                      1,020             404           152.48%

Net interest income after
  provision for loan losses                                                   16,726          14,264            17.26%


Noninterest income:
  Service charges on deposit accounts                                          2,911           2,572            13.18%
  Fees for other customer services                                             1,616           1,578             2.41%
  Other                                                                          551             640           -13.91%

                                                                               5,078           4,790             6.01%

Noninterest expense:
  Salaries and employee benefits                                               6,994           7,158            -2.29%
  Net occupancy expense                                                          594             572             3.85%
  Furniture and equipment expense                                                370             391            -5.37%
  Depreciation expense                                                           759             881           -13.85%
  Amortization of intangibles                                                  1,586           1,255            26.37%
  Other                                                                        4,909           5,561           -11.72%

                                                                              15,212          15,818            -3.83%


Income before income taxes                                                     6,592           3,236           103.71%
Applicable income taxes                                                        2,432           1,087           123.74%


Net Income                                                                     4,160           2,149            93.58%

Per share amounts:
  Earnings per common share:                                                      $4.38           $2.23         96.24%

  Weighted average common shares outstanding                                 940,893         943,533            -0.28%







FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands):





                                                                  Non-Voting            Voting
                                                  Preferred           Common            Common                          Undivided
                                                      Stock            Stock             Stock          Surplus           Profits

Balance at December 31, 1994                         $3,282             $254            $4,464          $55,000           $30,765
Net income                                                                                                                  2,149
Preferred stock dividends                                                                                                     (43)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes

Balance at March 31, 1995                             3,282              254             4,464           55,000            32,871
Net income                                                                                                                 10,409
Preferred stock dividends                                                                                                    (128)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes

Balance at December 31, 1995                          3,282              254             4,464           55,000            43,152
Net income                                                                                                                  4,160
Preferred stock dividends                                                                                                     (43)
Reacquired non-voting common stock                                       (15)                                                (255)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes

Balance at March 31, 1996                            $3,282             $239            $4,464          $55,000           $47,014




                                                                       Unrealized
                                                                   Gain/(Loss) on                Total
                                                                       Investment        Stockholders'
                                                                       Securities               Equity

Balance at December 31, 1994                                                4,260              $98,025
Net income                                                                                       2,149
Preferred stock dividends                                                                          (43)
Change in unrealized gain on investment                                                              0
  securities available-for-sale, net of taxes                                 225                  225

Balance at March 31, 1995                                                   4,485              100,356
Net income                                                                                      10,409
Preferred stock dividends                                                                         (128)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                               1,449                1,449

Balance at December 31, 1995                                                5,934              112,086
Net income                                                                                       4,160
Preferred stock dividends                                                                          (43)
Reacquired non-voting common stock                                                                (270)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                 642                  642

Balance at March 31, 1996                                                  $6,576             $116,575

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)



                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                           1996               1995
                                                                                    --------------------------------------
Cash Flows From Operating Activities
  Net Income                                                                               $4,160             $2,149
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                               1,020                404
    Depreciation and amortization                                                           2,345              2,135
    Amortization/(accretion) of investment securities                                         (48)              (139)
    Provision for deferred income taxes                                                       (83)              (588)
    Gains on sales of premises and equipment                                                   (3)               (13)
    (Increase)/decrease in interest income accrued, not collected                            (248)             1,576
    Increase in accrued interest payable                                                        6              1,264
    Originations of loans held for resale                                                 (14,959)            (6,524)
    Proceeds from sales of loans held for resale                                           12,725              7,366
    Gains on sales of loans held for resale                                                   (60)                (9)
    Increase in other assets                                                                 (503)            (2,219)
    Increase in other liabilities                                                           1,218              3,036
    Other operating activities                                                                  0                (68)
                                                                                   ==================================
  Net Cash Provided By Operating Activities                                                 5,570              8,370
                                                                                   ==================================

Cash Flows From Investing Activities:
    Net increase in loans                                                                 (23,278)           (14,720)
    Proceeds from maturities of investment securities, available for sale                     107                  0
    Proceeds from maturities of investment securities, held to maturity                    52,093             90,364
    Purchases of investment securities, held to maturity                                  (62,821)           (89,912)
    Increase in federal funds sold                                                        (18,500)           (12,900)
    Proceeds from sales of premises and equipment                                              27                 20
    Purchases of premises and equipment                                                    (1,532)              (729)
    Net increase/(decrease) in other real estate owned                                       (162)               161
    Net increase/(decrease) in intangible assets                                               92               (344)
    Purchase of institutions, net of cash acquired                                          4,543                  0
                                                                                   ==================================
  Net Cash Used In Investing Activities                                                   (49,431)           (28,060)
                                                                                   ==================================

Cash Flows From Financing Activities:
    Net increase in deposits                                                               35,361                894
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                                      (16,001)             5,288
    Term loan payments                                                                       (425)              (425)
    Cash dividends paid                                                                       (43)               (43)
    Reacquired common stock                                                                  (270)                 0

                                                                                   ==================================
  Net Cash Provided By Financing Activities                                                18,622              5,714
                                                                                   ==================================

Decrease in cash and due from banks                                                       (25,239)           (13,976)
Cash and due from banks at beginning of year                                              101,567            103,764
                                                                                   ==================================
Cash and due from banks at end of period                                                  $76,328            $89,788
                                                                                   ==================================

Supplemental disclosures of cash flow information:
  Interest paid                                                                           $14,251            $11,032
                                                                                   ==================================
  Income taxes paid                                                                          $170             $1,401
                                                                                   ==================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The preceding financial statements are unaudited; however, in the opinion of management, all adjustments (comprising all normal recurring accruals) necessary for a fair presentation of financial statements have been included. A summary of Bancorporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1995. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1995 Annual Report.

INCOME TAXES:  (dollars in thousands)

Deferred tax assets and liabilities recorded pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109 are composed of the following at:



                                                                                      March 31,                 March 31,
                                                                                        1996                      1995
Provision for loan losses in excess
  of amount deductible for taxes                                                       7,485                     6,674
Other, net                                                                             2,533                       984
Gross deferred tax asset                                                              10,018                     7,658

Book depreciation over tax                                                             (326)                     (423)
Interest income, accretion of bond
  discount and expenses recognized
  for books not taxed until realized                                                   (182)                     (203)
Deferred income and expense items
  recognized in different accounting periods                                           (262)                     (404)
Pension plan                                                                           (834)                     (759)
Unrealized gains on available-for-sale securities                                    (2,299)                   (2,415)
Other                                                                                  (257)                     (166)
Gross deferred tax liability                                                         (4,160)                   (4,370)
Net deferred tax asset                                                                $5,858                    $3,288



INVESTMENT SECURITIES:

Bancorporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. Management has reviewed the investment securities portfolio and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS No. 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included as a component of stockholders' equity on an after-tax basis.

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

     SFAS No. 114 applies to all impaired loans, uncollateralized as well as collaterized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, Bancorporation considers its portfolio of credit card, residential mortgage and consumer loans to be exempt from this statement.

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans, excluding most consumer loans, are placed in nonaccrual status when principal or interest is delinquent 90 days or more. Also, loans which are classified doubtful or loss, or where the borrower has filed bankruptcy, are considered nonaccrual loans. Management considers all nonaccrual loans to be impaired as well as other loans of which the ultimate collectibility of principal and interest is uncertain. Loans which exceed 90 days past due and are considered uncollectible are generally charged-off against the allowance for loan losses.

     Payments received on nonaccrual loans are applied to principal until such amount is liquidated in full. Subsequent payments on nonaccrual loans are recognized as interest income when received. Except in cases where other accounting or regulatory rules apply, loans are generally returned to accrual status when the collectibility of both principal and interest on a timely basis is reasonably assured and all delinquent principal and interest on the loan become well secured and in the process of collection.

MORTGAGE SERVICING RIGHTS:

On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment to SFAS No. 65 which is to be applied prospectively for fiscal years beginning after December 15, 1995. SFAS No. 122 requires that a mortgage servicing entity allocate the total cost of the mortgage loans purchased or originated to the mortgage servicing rights (MSRs) and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those values. If it is not practical to estimate the fair values of the MSRs and the mortgage loans (without the MSRs), the entire cost of purchasing or originating the loans should be allocated to the mortgage loan and no cost should be allocated to the MSR. In addition, SFAS No. 122 requires that an entity assess its MSR portfolios for impairment based on the fair value of those rights. The entity must stratify its MSRs that are capitalized after adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. Under SFAS No. 65, the cost of originated MSRs was not recognized as an asset but was charged to earnings when the related loan was sold. In addition, the cost allocation was different for purchased MSRs. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the MSRs to purchased MSRs. Bancorporation has adopted SFAS No. 122 effective January 1, 1996, the effect of which was not material.

                         PART I - FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY: (dollars in thousands)

First Citizens Bancorporation reported net income of $4,160 for the quarter ended March 31, 1996, up 93.58% from $2,149 reported for the same quarter a year ago, which represented annualized returns of 14.56% on stockholders' equity and 1.02% on interest-earning assets. The increase in earnings is attributed to an increase in net interest margin and interest spread, an increase in service charges collected on deposit accounts and a decrease in cost of operations.

Average gross loans increased $178,034 or 18.88% for the quarter ended March 31, 1996 as compared to the same period in 1995, with a yield of 8.77% for the first quarter of 1996. Average interest-earning assets increased $182,643 or 12.60% for the quarter ended March 31, 1996 when compared with the same quarter a year ago. Average taxable and non-taxable investment securities for the quarter ended March 31, 1996 decreased by $10,576 or 2.19% as compared to the same period in 1995, with a taxable equivalent yield of 6.25% for the first quarter of 1996.

 Taxable equivalent net interest income was up $3,042 or 20.15% for the quarter ended March 31, 1996 when compared to the same period a year ago. Noninterest income increased by $288 or 6.01% for the quarter ended March 31, 1996 as compared to the same period in 1995. Noninterest expense decreased $606 or 3.83% when compared to the same period of 1995.

The provision for loan losses was $1,020 for the quarter ended March 31, 1996 as compared to $404 in 1995. Net loan losses for the first quarter were $541 or
 .19% (annualized) of average gross loans, up from $138 or .06% (annualized) of average gross loans a year earlier.

Nonperforming assets at March 31, 1996 were $4,362 or .38% of gross loans. The reserve for loan losses totaled $21,632 and represented 1.90% of period-end loans and 4.96 times nonperforming assets.

Net income per common share for the quarter ended March 31, 1996 increased 96.41% to $4.38, as compared to $2.23 for the first quarter of 1995. Book value per common share as of March 31, 1996 increased 17.08% to $120.46, as compared to $102.88 for the same period in 1995.

The equity capital to total assets ratio at period-end was 6.55% as compared to 6.27% for the same period in 1995. The Tier 1 and total risk-based capital ratios at March 31, 1996 were 8.86% and 10.53%, respectively, compared to the March 31, 1995 ratios of 9.20% and 11.20%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




SUMMARY (Continued):

Components of Capital (dollars in thousands):
                                                                                                 March 31,
                                                                                         1996                 1995
Stockholders' Equity:
  Preferred stock                                                                       $3,282               $3,282
  Common stock                                                                           4,703                4,718
  Surplus                                                                               55,000               55,000
  Undivided profits                                                                     53,590               37,356
Total stockholders' equity                                                             116,575              100,356
Reserve for loan losses                                                                 21,632               19,515
Total primary capital                                                                  138,207              119,871
Long-term debt qualifying as secondary capital                                          11,275               12,975
     Total capital                                                                    $149,482             $132,846

Tier I leverage ratio                                                                     5.52%                5.31%
Risk based capital ratio total                                                           10.53%               11.20%
  Tier I                                                                                  8.86%                9.20%
  Tier II                                                                                 1.67%                2.00%


NET INTEREST INCOME: (dollars in thousands)

Net interest income on a taxable equivalent basis was $18,136 for the first quarter of 1996, an increase of 20.15% from $15,094 for the comparable period in 1995.

The following table presents the components of net interest income for the first quarter ended March 31, 1996 and 1995:



Net Interest Income: (dollars in thousands)
                                                                                        Three Months Ended March 31,
                                                                                          1996                 1995

Total interest income                                                                  $31,992              $26,965
Total interest expense                                                                  14,246               12,297
Net interest income                                                                     17,746               14,668
Tax equivalent adjustment                                                                  390                  426
Net interest income (taxable equivalent basis)                                         $18,136              $15,094

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


NET INTEREST INCOME (Continued):


Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)

                                 Three Months Ended March 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Net
      Average Balance     Interest Rev./Exp.     Yield                                                   Change Due To    Increase
      1996       1995      1996     1995     1996    1995                                                 Rate   Volume  (Decrease)
                                                            Interest-earning assets:
$1,120,983   $942,948   $24,449  $20,407    8.77%   8.78%   Loans, net of unearned interest               $138    $3,904  $4,042
   430,520    443,658     6,511    5,670    6.05%   5.11%   Taxable investment securities                1,040      (199)    841
    42,101     39,539       875      800    8.31%   8.09%   Non-taxable investment securities               22        53      75
    26,958     10,368       347      146    5.18%   5.71%   Federal funds sold                             (14)      215     201
    12,177     13,582       200      223    6.61%   6.66%   Other earning assets                             0       (23)    (23)

 1,632,739  1,450,095    32,382   27,246    7.97%   7.60%        Total interest-earning assets           1,186     3,950   5,136


                                                            Noninterest-earning assets:
    66,995     75,367                                       Cash and due from banks
    44,784     41,022                                       Premises and equipment
    25,047     21,186                                       Other, less reserve for loan losses

   136,826    137,575                                            Total noninterest-earning assets

$1,769,565 $1,587,670                                       TOTAL ASSETS


                                                            Interest-bearing liabilities:
$1,281,832 $1,170,838    12,705   10,921    3.99%   3.78%   Deposits                                      $678    $1,106  $1,784
                                                            Federal funds purchased and securities
   112,174     76,933     1,314    1,103    4.71%   5.81%     sold under agreements to repurchase         (204)      415     211
    11,326     13,108       227      273    8.02%   8.33%   Long-term debt                                 (10)      (36)    (46)

 1,405,332  1,260,879    14,246   12,297    4.08%   3.95%        Total interest-bearing liabilities        464     1,485   1,949


                                                            Noninterest-bearing liabilities:
   234,784    211,333                                       Demand deposits
    14,555     15,591                                       Other liabilities

   249,339    226,924                                            Total noninterest-bearing liabilities

   114,894     99,867                                       Stockholders' equity

                                                            TOTAL LIABILITIES AND
$1,769,565 $1,587,670    14,246   12,297                      STOCKHOLDERS' EQUITY                         464     1,485   1,949

                        $18,136  $14,949                    Net interest income                           $722    $2,465  $3,187

                                            7.97%   7.60%   Interest income to interest-earning assets


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESERVE FOR LOAN LOSSES: (dollars in thousands)

The reserve at March 31, 1996 was $21,632 or 1.90% of total loans as compared to $19,515 or 2.05% of total loans at March 31, 1995.

For the quarter ended March 31, 1996 the provision for loan losses was $1,020, an increase of 152.48% over the $404 for the same period in 1995. Of this increase, $541 was due to net chargeoffs and $479 was due to an increase in loans.

Net chargeoffs were $541 in the first quarter of 1996 which represented an increase of 292.03% when compared to the $138 reported for the comparable period of 1995. Most of the increase was due to a charge off to one borrower of $383.

Provision and Reserve for Loan Losses:  (dollars in thousands)



                                                                                       Three Months Ended March 31,
                                                                                        1996                  1995
Reserve for loan losses:
Balance at beginning of period                                                         $21,153                $19,249
Provision charged to expense                                                             1,020                    404
Chargeoffs                                                                                (784)                  (354)
Recoveries                                                                                 243                    216
Net chargeoffs                                                                            (541)                  (138)
Balance at end of period                                                               $21,632                $19,515

Ratios (annualized):
Net Chargeoffs to:
  Average loans                                                                           .19                     .06
  Loans at end of period                                                                  .19                     .06
  Reserve for loan losses                                                               10.00                    2.83


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NONINTEREST INCOME AND EXPENSE:  (dollars in thousands)

Total noninterest income for the first quarter of 1996 was $5,078, an increase of 6.01% from the $4,790 earned for the first quarter of 1995. Much of the increase was due to a growth in the number of deposit accounts and our increased emphasis on collecting service fees formerly waived.

Total noninterest expense for the first quarter of 1996 was $15,212, a decrease of 3.83% when compared with $15,818 for the same period a year ago. Most of the decrease was due to a reduction in the FDIC insurance assessment.

 The following table provides additional details of noninterest income and expense:



                                                                      Three Months Ended
                                                                           March 31,                       Change
                                                                       1996       1995          Amount       Percent
Noninterest income:
  Service charges on deposit accounts                                 $2,911        $2,572           $339         13.18%
  Commissions, service charges and fees                                  575           649           (74)        -11.40%
  Mortgage servicing                                                     503           496              7          1.41%
  Bankcard fees and discounts                                            538           433            105         24.25%
  All other                                                              551           640           (89)        -13.91%
     Total noninterest income                                         $5,078        $4,790           $288          6.01%

Noninterest expense:
  Salaries and wages                                                  $5,416        $5,600         ($184)         -3.29%
  Pension and other employee benefits                                  1,578         1,558             20          1.28%
     Total staff expenses                                              6,994         7,158          (164)         -2.29%
  Occupancy expense                                                      912           849             63          7.42%
  Furniture and equipment expense                                        811           994          (183)        -18.41%
  Amortization of intangibles                                          1,586         1,255            331         26.37%
  Telephone                                                              310           316            (6)         -1.90%
  Stationery and supplies                                                348           266             82         30.83%
  Professional services                                                  257           300           (43)        -14.33%
  Automated services                                                   1,302         1,198            104          8.68%
  FDIC insurance assessment                                               69           779          (710)        -91.14%
  Bankcard                                                               561           459            102         22.22%
  Postage                                                                366           316             50         15.82%
  All other                                                            1,696         1,928          (232)        -12.03%
     Total noninterest expense                                       $15,212       $15,818         ($606)         -3.83%


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

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

Not Applicable.

Item 5.  Other Information.  (dollars in thousands)

On February 20, 1996, Registrant purchased some assets and assumed deposits of one office of another financial institution located in Marion, South Carolina. Total assets purchased were $69 and deposits assumed totaled $4,783. A premium of $239 on deposits purchased will be assigned to a core deposit intangible asset and will be amortized over five to twelve years using the straight-line method of amortization. The acquisition will be accounted for by the purchase method of accounting. Proforma financial information is not attached since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).

Registrant has also entered into an agreement to purchase five (5) offices from two (2) other financial institutions. Total assets purchased will be approximately $35,000 and deposits assumed will be approximately $70,900. Premium paid for these acquisitions is expected to be around $6,800. Both acquisitions are expected to close in the third quarter.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       11         Statement Re Computation of Per Share Earnings - Page 18
       27         Financial Data Schedule - Page 19

(b)    No reports on Form 8-K were filed during the quarter ended March 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           FIRST CITIZENS BANCORPORATION
                                           OF SOUTH CAROLINA, INC.
                                           (Registrant)





Dated: 5/10/96                                 By: (Signature of Jay C. Case)
                                               Jay C. Case, Treasurer
                                               (Chief Financial Officer)