Form 10-K/A
period 1995-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1996-05-16
CIK 708848

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


This refiling is to correct the disclosure of delinquent filers, correct header information on page 3, page numbers listed in narrative on pages 4, 5 and 6, exhibit and financial statement schedule detail for items 3.1, 3.3, 22 and 27, to provide exhibit 22, and update the exhibit index for the same items listed previously.


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

Statistical Data


      Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 3 through 16 of the Registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.


Non-Banking Subsidiaries
          Wateree Life Insurance Company issues credit life insurance on borrowers from the Bank. All policies in excess of $30,000 and individual accident and health policies are insured by another insurance company. The company had earned premiums of $463,163 or .3% of Bancorporation's consolidated operating revenues for the year ended December 31, 1995. For the year ended December 31, 1995, Wateree had a loss of $20,824 . Total insurance in force amounted to $33,188,000 at December 31, 1995.
      Wateree Agency, Inc. acts as agent for the sale of insurance to the Bank's customers. Net income for the year ended December 31, 1995 was not material.


      During 1995, First Citizens Mortgage Corporation, a wholly-owned mortgage banking company, was merged into and made a department of the Bank in order to offer more effective customer services and broaden the Bank's mortgage activities.


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 3 through 16 of the Registrant's 1995 Annual Report to Shareholders. The statistical disclosures for bank holding companies required by Guide 3 are included therein.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 17 through 31 of the Registrant's 1995 Annual Report to Shareholders.


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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES", "OWNERSHIP OF SECURITIES BY MANAGEMENT" and "REQUIRED REPORTS OF BENEFICIAL OWNERSHIP" on Pages 2 through 6 of Bancorporation's definitive Proxy Statement dated March 22, 1996, is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      The information in Footnote (5) on Page 9 and under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" on Pages 10 and 13 of Bancorporation's definitive Proxy Statement dated March 22, 1996, is incorporated herein by reference.

PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1)  Financial Statements:
          The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiary included in the Registrant's 1995 Annual Report to Shareholders are incorporated by reference in Item 8 from pages 17 through 31 of the Annual Report:

               Report of Independent Accountants
               Consolidated Balance Sheet
               Consolidated Statement of Income
               Consolidated Statement of Changes in Stockholders' Equity Consolidated Statement of Cash Flows
               Notes to Consolidated Financial Statements


           (2) Financial Statement Schedules:
          All schedules are omitted as the required information is either inapplicable or is presented in the consolidated financial statements of the Registrant and its subsidiary or Notes thereto incorporated herein by reference.

           (3) The following exhibits are either attached hereto or incorporated by reference:

                3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K)

               3.3 Bylaws of Registrant (incorporated by reference to Exhibit
          3.3 of the Registrant's 1994 Annual Report on Form 10-K.)


               10.1 Term Loan Agreement  (incorporated  herein by reference to
          Exhibit 10 of the Registrant's  1987 Annual Report on Form 10-K).



               10.2* Retirement Agreement between T. E. Brogdon and the Bank (incorporated herein by reference to Exhibit 10.2 of the Registrant's 1988 Annual Report on Form 10-K).

               10.3* Employment Contract between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual Report on Form 10-K)


               13.  Registrant's 1995 Annual Report to Shareholders


               22.  Subsidiaries of Registrant

               27.  Financial Data Schedule (Electronic filing only)

               99.** Registrant's Definitive Proxy Statement for the Annual Meeting, dated March 22, 1996.


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

Dated:       May 15, 1996                        FIRST CITIZENS BANCORPORATION
       ----------------------------                  OF SOUTH CAROLINA, INC.

                                                          (Registrant)


                                                By:  /s/ Jay C. Case
                                                     Jay C. Case, Treasurer and
                                                     Chief Financial Officer

FORM 10-K

EXHIBIT INDEX


Exhibit Number                   Exhibit

      3.1 Articles of Incorporation of Registrant (incorporated herein by reference to
                                 Exhibit 3.1 of the Registrant's 1994
                                 Annual Report on Form 10-K)

      3.3 Bylaws of Registrant (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1994 Annual Report on Form 10-K)


      10.1                       Term Loan Agreement between
                                 (incorporated herein by reference to
                                 Exhibit 10 of the Registrant's 1987
                                 Annual Report on Form 10-K)

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

      13.                        Registrant's 1995 Annual Report to Shareholders

      22.                        Subsidiaries of Registrant

      27.                        Financial Data Schedule
                                 (Electronic filing only)

      28. Registrant's Definitive Proxy Statement for the Annual Meeting, dated March 22, 1996* *Pursuant to Rule 12b-23(a)(3), this exhibit is not being filed.