Form 10-Q
period 1996-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1996-08-09
CIK 708848

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 1996      Commission File Number 0-11172


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

                  Class                           Outstanding at July 31, 1996

Common Stock, $5.00 Par Value                              892,813 Shares
Non-voting Common Stock, $5.00 Par Value                    46,614 Shares

                         PART I - FINANCIAL INFORMATION



                          Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)




                                                                                 June 30,    December 31,          June 30,
                                                                                   1996             1995              1995
ASSETS
Cash and due from banks:
  Noninterest-bearing                                                             $73,223         $88,892           $93,407
  Interest-bearing                                                                 12,150          12,675            13,525

Total cash and due from banks                                                      85,373         101,567           106,932

Investment securities:
  Held-to-maturity                                                                452,270         451,796           451,708
  Available-for-sale                                                               14,426          13,185            11,928

Total securities                                                                  466,696         464,981           463,636

Federal funds sold                                                                      0               0                 0
\ross loans and discounts
  Real estate - construction                                                       14,952          16,334            14,454
  Real estate - mortgage                                                          720,945         659,371           596,827
  Installment                                                                     334,656         332,817           299,716
  Commercial, financial and agricultural                                          114,226         105,737           104,061
  Less:  Reserve for loan losses                                                  (22,500)        (21,153)          (20,785)

Net loans and discounts                                                         1,162,279       1,093,106           994,273

Premises and equipment                                                             47,744          44,186            41,679
Other real estate owned                                                               797             473               189
Interest income accrued, not collected                                             14,620          14,225            11,390
Intangible assets                                                                  13,604          16,710            16,861
Other assets                                                                       17,034          16,426            15,062

     TOTAL ASSETS                                                              $1,808,147      $1,751,674        $1,650,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                          269,171             $241,824       226,250
  Time                                                                            653,611              590,227       591,891
  Savings                                                                         633,850              663,888       618,862

Total deposits                                                                  1,556,632            1,495,939     1,437,003
Federal funds purchased                                                             4,000               20,600         9,800
Securities sold under repurchase agreements                                       103,307               97,907        67,863
Term loan                                                                          10,850               11,700        12,550
Other liabilities                                                                  12,026               13,442        19,847

     TOTAL LIABILITIES                                                          1,686,815            1,639,588     1,547,063


Stockholders' Equity:
  Preferred stock                                                                   3,282                3,282         3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 1996, 1996-47,720,
    December 31, 1995 and June 30, 1995 - 50,720                                      239                  254           254
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 1996, December 31, 1995
    and June 30, 1995 - 892,813                                                     4,464                4,464         4,464
  Surplus                                                                          55,000               55,000        55,000
  Undivided profits                                                                51,624               43,152        34,976
  Unrealized gain on investment securities available-for-sale, net of taxes         6,723                5,934         4,983

     TOTAL STOCKHOLDERS' EQUITY                                                   121,332              112,086       102,959

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,808,147           $1,751,674    $1,650,022


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)



                                                            Quarter Ended June 30,             Six Months Ended June 30,
                                                    ------------------------------------   ---------------------------------
                                                     1996             1995     % Change      1996        1995     % Change
                                                    -----------------------               ----------------------
Interest income and fees:
  Loans                                                 $25,259    $21,961        15.02%   $49,829     $42,438       17.42%
  United States Government obligations                    6,463      6,081         6.28%    12,859      11,689       10.01%
  Mortgage-backed securities                                 25          0       100.00%        54           0      100.00%
  Tax-exempt securities                                     527        494         6.68%     1,096       1,013        8.19%
  Other securities and federal funds sold                   412        392         5.10%     1,046         823       27.10%

                                                         32,686     28,928        12.99%    64,884      55,963       15.94%

Interest expense:
  Deposits                                               12,415     11,897         4.35%    25,120      22,818       10.09%
  Short-term borrowings                                   1,290      1,161        11.11%     2,604       2,264       15.02%
  Long-term borrowings                                      220        258       -14.73%       447         531      -15.82%

                                                         13,925     13,316         4.57%    28,171      25,613        9.99%

Net interest income                                      18,761     15,612        20.17%    36,713      30,350       20.97%
Provision for loan losses                                 1,290      1,467       -12.07%     2,310       1,871       23.46%

Net interest income after
  provision for loan losses                              17,471     14,145        23.51%    34,403      28,479       20.80%


Noninterest income:
  Service charges on deposit accounts                     2,816      2,520        11.75%     5,521       5,022        9.94%
  Fees for other customer services                        1,728      1,570        10.06%     3,344       3,148        6.23%
  Other                                                     726        656        10.67%     1,277       1,296       -1.47%

                                                          5,270      4,746        11.04%    10,142       9,466        7.14%

Noninterest expense:
  Salaries and employee benefits                          7,185      6,999         2.66%    14,179      14,157        0.16%
  Net occupancy expense                                     573        514        11.48%     1,167       1,086        7.46%
  Furniture and equipment expense                           438        269        62.83%       808         660       22.42%
  Depreciation expense                                      856        879        -2.62%     1,615       1,760       -8.24%
  Amortization of intangibles                             1,664      1,386        20.06%     3,250       2,641       23.06%
  Other                                                   4,986      5,633       -11.49%     9,895      11,194      -11.60%

                                                         15,702     15,680         0.14%    30,914      31,498       -1.85%


Income before income taxes                                7,039      3,211       119.22%    13,631       6,447      111.43%
Applicable income taxes                                   2,387      1,063       124.55%     4,819       2,150      124.14%


Net Income                                               $4,652     $2,148       116.57%    $8,812      $4,297      105.07%


  Earnings per common share                               $4.90      $2.23       119.75%     $9.28       $4.46      107.99%

  Weighted average common shares outstanding            940,533    943,533        -0.32%   940,713     943,533       -0.30%






FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(dollars in thousands):





                                                                                                         Unrealized
                                                            Non-Voting   Voting                      Gain/(Loss) on          Total
                                                 Preferred    Common     Common             Undivided    Investment  Stockholders'
                                                     Stock     Stock      Stock   Surplus    Profits     Securities         Equity

Balance at December 31, 1994                        $3,282      $254     $4,464   $55,000    $30,765          4,260        $98,025
Net income                                                                                     4,297                         4,297
Preferred stock dividends                                                                        (86)                          (86)
Change in unrealized gain on investment                                                                                          0
  securities available-for-sale, net of taxes                                                                   723            723

Balance at June 30, 1995                             3,282       254      4,464    55,000     34,976          4,983        102,959
Net income                                                                                     8,261                         8,261
Preferred stock dividends                                                                        (85)                          (85)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                                                   951            951

Balance at December 31, 1995                         3,282       254      4,464    55,000     43,152          5,934        112,086
Net income                                                                                     8,812                         8,812
Preferred stock dividends                                                                        (85)                          (85)
Reacquired non-voting common stock                               (15)                           (255)                         (270)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                                                   789            789

Balance at June 30, 1996                            $3,282      $239     $4,464   $55,000    $51,624         $6,723       $121,332



      FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)



                                                                                      Six Months Ended
                                                                                           June 30,
                                                                             ---------------------------------
                                                                                    1996               1995
                                                                             ---------------------------------
Cash Flows From Operating Activities
  Net Income                                                                        $8,812             $4,297
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                        2,310              1,871
    Depreciation and amortization                                                    4,894              4,401
    Amortization/(accretion) of investment securities                                 (112)              (250)
    Provision for deferred income taxes                                               (793)              (279)
    Gains on sales of premises and equipment                                           (96)               (82)
    (Increase)/decrease in interest income accrued, not collected                     (395)               736
    Increase in accrued interest payable                                                17              2,811
    Originations of loans held for resale                                          (31,625)           (17,964)
    Proceeds from sales of loans held for resale                                    27,479             17,464
    Gains on sales of loans held for resale                                           (116)               (62)
    Increase in other assets                                                          (260)            (2,151)
   ( Decrease)/increase in other liabilities                                        (1,433)             1,715
    Other operating activities                                                           0             (1,072)
                                                                             ---------------------------------
  Net Cash Provided By Operating Activities                                          8,682             11,435
                                                                             =================================

Cash Flows From Investing Activities:
    Net increase in loans                                                          (67,221)           (77,808)
    Proceeds from maturities of investment securities, available for sale               50                  0
    Proceeds from maturities of investment securities, held to maturity            101,530            159,425
    Purchases of investment securities, held to maturity                          (101,943)          (134,990)
    Increase in federal funds sold                                                       0                  0
    Proceeds from sales of premises and equipment                                      268                 94
    Purchases of premises and equipment                                             (5,349)            (2,481)
    Net increase/(decrease) in other real estate owned                                (324)                81
    Net increase/(decrease) in intangible assets                                        66             (3,884)
    Purchase of institutions, net of cash acquired                                   4,543                  0
                                                                             ---------------------------------
  Net Cash Used In Investing Activities                                            (68,380)           (59,563)
                                                                             =================================

Cash Flows From Financing Activities:
    Net increase in deposits                                                        55,910             50,485
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                               (11,200)             1,747
    Term loan payments                                                                (850)              (850)
    Cash dividends paid                                                                (86)               (86)
    Reacquired common stock                                                           (270)                 0

                                                                             ---------------------------------
  Net Cash Provided By Financing Activities                                         43,504             51,296
                                                                             =================================

Decrease in cash and due from banks                                                (16,194)             3,168
Cash and due from banks at beginning of year                                       101,567            103,764
                                                                             --------------------------------
Cash and due from banks at end of period                                           $85,373           $106,932
                                                                             =================================

Supplemental disclosures of cash flow information:
  Interest paid                                                                    $28,188            $22,802
                                                                             =================================
  Income taxes paid                                                                 $5,290             $4,616
                                                                             =================================


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

INCOME TAXES:

The provision for income taxes included in the consolidated statement of income approximates the expected tax rate to be in effect for the entire year.


INVESTMENT SECURITIES:

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management has reviewed the investment securities portfolio and classified all securities, except equity securities, as held-to-maturity and carried at amortized cost since Bancorporation has both the positive intent and ability to hold these securities to maturity. Equity securities, as required by SFAS No. 115, are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included as a component of stockholders' equity on an after-tax basis.


LOANS:

     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans, excluding most consumer loans, are placed in nonaccrual status when principal or interest is delinquent 90 days or more. Also, loans which are classified doubtful or loss, or where the borrower has filed bankruptcy, are considered nonaccrual loans. Management considers all nonaccrual loans to be impaired as well as other loans of which the ultimate collectibility of principal and interest is uncertain. The effect of applying SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", to impaired loans is considered immaterial to the consolidated financial statements. Loans which exceed 90 days past due and are considered uncollectible are generally charged-off against the allowance for loan losses.

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

MORTGAGE SERVICING RIGHTS:

On May 12, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which is to be applied prospectively for fiscal years beginning after December 15, 1995. SFAS No. 122 requires that a mortgage servicing entity allocate the total cost of the mortgage loans purchased or originated to the mortgage servicing rights (MSRs) and the loans (without the MSRs) based on their relative fair values if it is practicable to estimate those values. If it is not practical to estimate the fair values of the MSRs and the mortgage loans (without the MSRs), the entire cost of purchasing or originating the loans should be allocated to the mortgage loan and no cost should be allocated to the MSR. In addition, SFAS No. 122 requires that an entity assess its MSR portfolios for impairment based on the fair value of those rights. The entity must stratify its MSRs that are capitalized after adoption of this Statement based on one or more of the predominant risk characteristics of the underlying loans. Impairment should be recognized through a valuation allowance for each impaired stratum. Under SFAS No. 65, the cost of originated MSRs was not recognized as an asset but was charged to earnings when the related loan was sold. In addition, the cost allocation was different for purchased MSRs. In contrast to a cost allocation based on relative market value as set forth in SFAS No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the MSRs to purchased MSRs. Bancorporation has adopted SFAS No. 122 effective January 1, 1996, the effect of which was not material. Bancorporation accounts for MSR's prior to the adoption of SFAS No. 122 under the provisions of SFAS No. 65.

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY: (dollars in thousands, except for book value)

Net income was $4,652 for the quarter ended June 30, 1996, up 116.57% from $2,148 reported for the same quarter a year ago, and represented annualized returns of 15.41% on stockholders' equity and 1.13% on interest-earning assets. For the six months ended June 30, 1996, net income was $8,812 up 105.07% from $4,297 reported for the same period a year ago, and represented annualized returns of 15.11% on stockholders' equity and 1.08% on interest-earning assets. The increase in net income is attributed to an increase in net interest margin and interest spread, an increase in service charges collected on deposit accounts and a decrease in the cost of operations.

Taxable equivalent net interest income was up $3,479 or 21.95% and $6,287 or 20.16%, respectively, for the quarter and six months ended June 30, 1996 when compared to the same periods a year ago. Noninterest income increased by $152 or 3.09% and $676 or 7.14%, respectively, for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995. Noninterest expense increased $22 or .14% for the quarter ended June 30, 1996 and decreased $584 or 1.85% for the six months ended June 30, 1996 when compared to the same periods of 1995.

The provision for loan losses was $1,290 and $2,310 respectively, for the quarter and six months ended June 30, 1996 as compared to $1,467 and $1,871 in 1995. Net loan losses for the second quarter were $422 or .15% of average gross loans, up from the $196 or .08% of average gross loans a year earlier.

Average interest-earning assets increased $171,077 or 11.51% and $176,975 or 12.06%, respectively, for the quarter and six months ended June 30, 1996 when compared with the same periods in 1995. Average gross loans increased $181,589 or 18.54% and $179,924 or 18.73%, respectively, for the quarter and six months ended June 30, 1996 as compared to the same periods in 1995.

Nonperforming assets at June 30, 1996 were $4,150 or .35% of gross loans. The reserve for loan losses totaled $22,500 and represented 1.90% of period-end loans and 5.42 times nonperforming assets.

Net income per share for the second quarter of 1996 was $4.90, a 119.73% increase from $2.23 for the second quarter of 1995, and net income per share for the six months ended June 30, 1996 was $9.28, a 108.07% increase from $4.46 for the same period a year ago. Book value per common share increased 18.81% to $125.51, as compared to $105.64 for the same period in 1995.

The equity capital to total assets ratio at period-end was 6.71% as compared to 6.24% for the same period in 1995. The Tier 1 and total risk-based capital ratios at June 30, 1996 were 9.16% and 10.77%, respectively, compared to June 30, 1995 ratios 8.63% and 10.52%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY (Continued):
Components of Capital (dollars in thousands):


                                                                                                   June 30,
                                                                                         1996                 1995
Stockholders' Equity:
  Preferred stock                                                                       $3,282               $3,282
  Common stock                                                                           4,703                4,718
  Surplus                                                                               55,000               55,000
  Undivided profits                                                                     58,347               39,959
Total stockholders' equity                                                             121,332              102,959
Reserve for loan losses                                                                 22,500               20,785
Total primary capital                                                                  143,832              123,744
Long-term debt qualifying as secondary capital                                          10,850               12,550
     Total capital                                                                    $154,682             $136,294

Tier I leverage ratio                                                                     5.77%                5.16%
Risk based capital ratio total                                                           10.77%               10.52%
  Tier I                                                                                  9.16%                8.63%
  Tier II                                                                                 1.61%                1.89%

NET INTEREST INCOME: (dollars in thousands)
Net interest income on a taxable equivalent basis was $19,331 for the second quarter of 1996, an increase of 21.95% from $15,852 for the comparable period in 1995. Net interest income on a taxable equivalent basis was $37,467 for the six months ended June 30, 1996, an increase of 20.16% from the $31,180 for the comparable period in 1995. Good growth in interest-earning assets, led by loans, accounted for the rise. Also adding to the increase was an increased yield on interest-earning assets and lower funding costs. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) increased 36 and 30 basis points, respectively, for the quarter and six months ended June 30, 1996 when compared to the same periods a year ago. The loan growth was primarily in commercial and residential mortgages.


The following table presents the components of net interest income for the second quarter ended June 30, 1996 and 1995:


Net Interest Income: (dollars in thousands)



                                                                                  Quarter Ended Six Months Ended
                                                                             June 30,                         June 30,
                                                                       1996             1995             1996          1995
Total interest income                                               $32,686          $28,928          $64,884       $55,963
Total interest expense                                               13,925           13,316           28,171        25,613
Net interest income                                                  18,761           15,612           36,713        30,350
Tax equivalent adjustment                                               364                    406               754          830
Net interest income (taxable equivalent basis)                      $19,125          $16,018          $37,467       $31,180

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)



                Quarter Ended June 30                                                                                        Net
- ------------------------------------------------------
    Average Balance     Interest Rev./Exp.    Yield                                                   Change Due To        Increase
   1996         1995      1996     1995    1996   1995                                               Rate      Volume     (Decrease)
                                                          Interest-earning assets:
$1,160,825    $979,236   $25,337  $21,936  8.78%  8.99%   Loans                                     ($584)   $3,985         $3,401
   432,722     448,983     6,527    6,133  6.07%  5.48%   Taxable investment securities               641     ($247)           394
    39,024      36,961       811      758  8.36%  8.23%   Non-taxable investment securities            10       $43             53
    12,670       7,608       171      113  5.43%  5.96%   Federal funds sold                          (11)      $69             58
    12,150      13,525       204      227  6.75%  6.73%   Other earning assets                          0      ($23)           (23)

 1,657,391   1,486,313    33,050   29,167  8.02%  7.87%        Total interest-earning assets           56     3,827          3,883

                                                          Noninterest-earning assets:
    63,681      77,073                                    Cash and due from banks
    47,487      41,353                                    Premises and equipment
    22,977      21,854                                    Other, less reserve for loan losses

   134,145     140,280                                         Total noninterest-earning assets

$1,791,536  $1,626,593                                    TOTAL ASSETS

                                                          Interest-bearing liabilities:
$1,286,246  $1,191,607    12,415   11,897  3.88%  4.00%   Deposits                                   (400)     $918            518
                                                          Federal funds purchased and securities
   108,183      81,397     1,290    1,162  4.80%  5.73%     sold under agreements to repurchase      (193)     $321            128
    10,915      12,611       221      258  8.14%  8.21%   Long-term debt                               (2)     ($35)           (37)

 1,405,344   1,285,615    13,926   13,317  3.99%  4.15%        Total interest-bearing liabilities    (595)    1,204            609


                                                          Noninterest-bearing liabilities:
   253,200     219,007                                    Demand deposits
    13,257      19,805                                    Other liabilities

   266,457     238,812                                         Total noninterest-bearing liabilities

   119,735     102,166                                    Stockholders' equity

                                                          TOTAL LIABILITIES AND
$1,791,536  $1,626,593    13,926   13,317                   STOCKHOLDERS' EQUITY                     (595)    1,204            609

                         $19,124  $15,850                 Net interest income                        $651    $2,623         $3,274
                                           8.02%  7.87%   Interest income to interest-earning assets
                                           3.38%  3.59%   Interest expense to interest-earning assets
                                           4.64%  4.28%   Net interest income to interest-earning assets


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis (Amounts in thousands)



                           Six Months Ended June 30,                                                                         Net
- -----------------------------------------------------------------
    Average Balance    Interest Rev./Exp.    Yield                                                         Change Due To   Increase
    1996       1995     1996     1995      1996  1995                                                      Rate    Volume (Decrease)
                                                       Interest-earning assets:
$1,140,675   $960,751  $49,992  $42,723   8.81%  8.97% Loans, net of unearned interest                    ($660) $7,929      $7,269
   431,621    446,335   13,039   11,803   6.08%  5.33% Taxable investment securities                      1,683   ($447)      1,236
    40,563     38,243    1,686    1,558   8.36%  8.22% Non-taxable investment securities                     31     $97         128
    19,814      8,980      518      260   5.26%  5.84% Federal funds sold                                   (27)   $285         258
    12,164     13,553      403      449   6.66%  6.68% Other earning assets                                   0    ($46)        (46)

 1,644,837  1,467,862   65,638   56,793   8.02%  7.80%      Total interest-earning assets                 1,027   7,818       8,845


                                                       Noninterest-earning assets:
    65,636     76,255                                  Cash and due from banks
    46,135     41,189                                  Premises and equipment
    24,090     22,324                                  Other, less reserve for loan losses

   135,861    139,768                                       Total noninterest-earning assets

$1,780,698 $1,607,630                                  TOTAL ASSETS


                                                       Interest-bearing liabilities:
$1,284,039 $1,181,280   25,120   22,818   3.93%  3.90% Deposits                                            $281  $2,021      $2,302
                                                       Federal funds purchased and securities
   110,179     79,177    2,604    2,264   4.75%  5.77%   sold under agreements to repurchase               (397)   $737         340
    11,121     12,858      447      531   8.08%  8.33% Long-term debt                                       (14)   ($70)        (84)

 1,405,339  1,273,315   28,171   25,613   4.03%  4.06%      Total interest-bearing liabilities             (130)  2,688       2,558


                                                       Noninterest-bearing liabilities:
   244,369    217,426                                  Demand deposits
    13,675     15,866                                  Other liabilities

   258,044    233,292                                       Total noninterest-bearing liabilities

   117,315    101,023                                  Stockholders' equity

                                                       TOTAL LIABILITIES AND
$1,780,698 $1,607,630   28,171   25,613                  STOCKHOLDERS' EQUITY                              (130)  2,688       2,558

                       $37,467  $31,180                Net interest income                               $1,157  $5,130      $6,287

                                          8.02%  7.80% Interest income to interest-earning assets
                                          3.44%  3.52% Interest expense to interest-earning assets
                                          4.58%  4.28% Net interest income to interest-earning assets


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESERVE FOR LOAN LOSSES: (dollars in thousands)

The reserve at June 30, 1996 was $22,500 or 1.90% of total loans as compared to $20,785 or 2.05% of total loans at June 30, 1995. For the quarter ended June 30, 1996, the provision for loan losses was $1,290, a decrease of 12.07% as compared to $1,467 for the same period in 1995. For the six months ended June 30, 1996 the provision for loan losses was $2,310, an increase of 23.46% over the $1,871 for the same period in 1995 Net chargeoffs were $422 in the second quarter of 1996 which represented an increase of 114.21% when compared to the $197 reported for the comparable period of 1995. For the six months ended June 30, 1996, net chargeoffs were $963, an increase of 187.46% when compared to the $335 reported for the six months ended 1995.

Provision and Reserve for Loan Losses:  (dollars in thousands)

                                    Quarter Ended           Six Months Ended
                                       June 30,                  June 30,
                                  1996          1995        1996         1995
Reserve for loan losses:
Balance at beginning of period   $ 21,632    $ 19,515    $ 21,153    $ 19,249
Provision charged to expense        1,290       1,467       2,310       1,871
Chargeoffs                           (817)       (368)     (1,601)       (722)
Recoveries                            395         171         638         387
Net chargeoffs                       (422)       (197)       (963)       (335)
Balance at end of period         $ 22,500    $ 20,785    $ 22,500    $ 20,785
Ratios (annualized):
Net Chargeoffs to:
  Average loans                       .15         .08         .17         .07
  Loans at end of period              .14         .08         .16         .07
  Reserve for loan losses            7.50        3.79        8.56        3.22

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NONINTEREST INCOME AND EXPENSE:  (dollars in thousands)

Total noninterest income for the quarter was $5,064, an increase of 8.30% from the $4,676 earned for the second quarter of 1995. For the six months ended June 30, 1996, total noninterest income was $10,142, an increase of 7.14% from the $9,466 earned for the second quarter of 1995. Much of the increase in noninterest income was due to an increase in service charges on deposit accounts. This increase was the result of growth in the number of deposit accounts, the repricing of charges and an increased emphasis on collecting service fees formerly waived.

Total noninterest expense for the second quarter of 1996 was $15,702, a slight increase of .14% when compared with $15,680 for the same period a year ago. For the six months ended June 30, 1996 total noninterest expense was $30,914, a decrease of 1.85% when compared with $31,498 for the same period a year ago. These results were due to staff expenses, the largest category of noninterest expenses, being fairly flat, better expense control and a decrease in FDIC insurance assessment.

 The following table provides additional details of noninterest income and expense:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


NONINTEREST INCOME AND EXPENSE (Continued):

The following table provides details of noninterest income and expense:

Noninterest Income and Expense (dollars in thousands):



                                                 Quarter Ended                           Six Months Ended
                                                   June 30,              Change              June 30,          Change
                                              -------------------  --------------------------------------------------------
                                                   1996     1995    Amount   Percent      1996     1995  Amount     Percent
Noninterest income:
  Service charges on deposit accounts            $2,610   $2,450      $160     6.53%    $5,521   $5,022    $499       9.94%
  Commissions, service charges and fees             652      582        70    12.03%     1,227    1,231      (4)     -0.32%
  Mortgage servicing                                492      488         4     0.82%       995      984      11       1.12%
  Bankcard fees and discounts                       584      500        84    16.80%     1,122      933     189      20.26%
  All other                                         726      656        70    10.67%     1,277    1,296     (19)     -1.47%

     Total noninterest income                    $5,064   $4,676      $388     8.30%   $10,142   $9,466    $676       7.14%

Noninterest expense:
  Salaries and wages                             $5,667   $5,517      $150     2.72%   $11,083  $11,117    ($34)     -0.31%
  Pension and other employee benefits             1,518    1,482        36     2.43%     3,096    3,040      56       1.84%

     Total staff expenses                         7,185    6,999       186     2.66%    14,179   14,157      22       0.16%
  Occupancy expense                                 993      800       193    24.13%     1,905    1,649     256      15.52%
  Furniture and equipment expense                   874      863        11     1.27%     1,685    1,857    (172)     -9.26%
  Amortization of intangibles                     1,664    1,386       278    20.06%     3,250    2,641     609      23.06%
  Telephone                                         315      301        14     4.65%       625      617       8       1.30%
  Stationery and supplies                           318      286        32    11.19%       666      552     114      20.65%
  Professional services                             247      429      (182)  -42.42%       504      729    (225)    -30.86%
  Automated services                              1,227    1,163        64     5.50%     2,529    2,361     168       7.12%
  FDIC insurance assessment                          68      787      (719)  -91.36%       137    1,566  (1,429)    -91.25%
  Bankcard                                          589      521        68    13.05%     1,150      980     170      17.35%
  Postage                                           290      292        (2)   -0.68%       656      608      48       7.89%
  All other                                       1,932    1,853        79     4.26%     3,628    3,781    (153)     -4.05%

     Total noninterest expense                  $15,702  $15,680       $22     0.14%   $30,914  $31,498   ($584)     -1.85%

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

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

The annual Meeting of Shareholders of Registrant was held on April 24, 1996. At the meeting, Shareholders voted to fix the number of Directors at 25 for 1996 and the 25 Nominees named in Registrant's Proxy Statement dated March 22, 1996 were elected as Directors for a term of 1 year. No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees as listed in the Proxy Statement.

Item 5.  Other Information.

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       11         Statement Re Computation of Per Share Earnings
       27         Financial Data Schedule

(b)    No reports on Form 8-K were filed during the quarter ended June 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRST CITIZENS BANCORPORATION
                                       OF SOUTH CAROLINA, INC.
                                       (Registrant)





Dated:   August 9, 1996                By: (Signature of Jay C. Case)
                                           Jay C. Case, Treasurer
                                           (Chief Financial Officer)