Form 10-Q
period 1996-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1996-11-12
CIK 708848

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended September 30, 1996          Commission File Number 0-11172


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

                   Class                        Outstanding at October 31, 1996

 Voting Common Stock, $5.00 Par Value                    892,813 Shares
 Non-voting Common Stock, $5.00 Par Value                 36,409 Shares

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)




                                                                              September 30,   December 31,    September 30,
                                                                                  1996            1995           1995

ASSETS
Cash and due from banks:
  Noninterest-bearing                                                         $    73,939    $    88,892    $    81,001
  Interest-bearing                                                                 11,300         12,675         13,100

Total cash and due from banks                                                      85,239        101,567         94,101

Investment securities:
  Held-to-maturity                                                                451,039        451,796        445,197
  Available-for-sale                                                               16,038         13,185         12,646

Total securities                                                                  467,077        464,981        457,843

Federal funds sold                                                                  4,300              0              0
Gross loans and discounts                                                       1,250,174      1,114,259      1,077,994
  Less:  Reserve for loan losses                                                  (23,587)       (21,153)       (22,076)

Net loans and discounts                                                         1,226,587      1,093,106      1,055,918

Other real estate owned                                                               776            473            621
Other assets                                                                       99,030         91,547         89,996

     TOTAL ASSETS                                                             $ 1,883,009    $ 1,751,674    $ 1,698,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                          275,377    $   241,824        239,585
  Time & Savings                                                                1,346,549      1,254,115      1,245,115

Total deposits                                                                  1,621,926      1,495,939      1,484,700
Federal funds purchased                                                                 0         20,600            700
Other liabilities                                                                 134,513        123,049        106,317

     TOTAL LIABILITIES                                                          1,756,439      1,639,588      1,591,717


Stockholders' Equity:
  Preferred stock                                                                   3,282          3,282          3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 1996 - 46,069,
    December 31, 1995 and September 30, 1995 - 50,720                                 230            254            254
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 1996, December 31, 1995
   and June 30, 1995 - 892,813                                                      4,464          4,464          4,464
  Surplus                                                                          55,000         55,000         55,000
  Undivided profits                                                                55,791         43,152         38,150
  Unrealized gain on investment securities available-for-sale, net of taxes         7,803          5,934          5,612

     TOTAL STOCKHOLDERS' EQUITY                                                   126,570        112,086        106,762

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,883,009    $ 1,751,674    $ 1,698,479



FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)



                                                  Quarter Ended September 30,                     Nine Months Ended September 30,
                                              ----------------------------------               -------------------------------------
                                                 1996       1995       % Change                  1996      1995         % Change
                                              ----------------------------------              --------------------------------------
Interest income and fees:
  Loans                                        $ 27,024   $ 23,491        15.04%               $ 76,853   $ 65,929        16.57%
  United States Government obligations            6,433      5,955         8.03%                 19,292     17,644         9.34%
  Mortgage-backed securities                         26          9       188.89%                     80          9       788.89%
  Tax-exempt securities                             496        479         3.55%                  1,592      1,492         6.70%
  Other securities and federal funds sold           410        470       -12.77%                  1,456      1,293        12.61%

                                                 34,389     30,404        13.11%                 99,273     86,367        14.94%

Interest expense:
  Deposits                                       12,950     12,500         3.60%                 38,070     35,318         7.79%
  Short-term borrowings                           1,418      1,055        34.41%                  4,022      3,319        21.18%
  Long-term borrowings                              206        227        -9.25%                    653        758    -13.85%

                                                 14,574     13,782         5.75%                 42,745     39,395         8.50%

Net interest income                              19,815     16,622        19.21%                 56,528     46,972        20.34%
Provision for loan losses                         1,513      1,316        14.97%                  3,823      3,187        19.96%

Net interest income after
  provision for loan losses                      18,302     15,306        19.57%                 52,705     43,785        20.37%


Noninterest income:
  Service charges on deposit accounts             3,241      2,802        15.67%                  8,762      7,824        11.99%
  Fees for other customer services                1,750      1,605         9.03%                  5,094      4,753         7.17%
  Other                                             580        561         3.39%                  1,857      1,857         0.00%

                                                  5,571      4,968        12.14%                 15,713     14,434         8.86%

Noninterest expense:
  Salaries and employee benefits                  7,207      7,469        -3.51%                 21,386     21,626        -1.11%
  Net occupancy expense                             678        630         7.62%                  1,845      1,716         7.52%
  Furniture and equipment expense                   419        378        10.85%                  1,227      1,038        18.21%
  Depreciation expense                              921        955        -3.56%                  2,536      2,715        -6.59%
  Amortization of intangibles                     1,912      1,479        29.28%                  5,162      4,120        25.29%
  Other                                           6,030      4,442        35.75%                 15,925     15,636         1.85%

                                                 17,167     15,353        11.82%                 48,081     46,851         2.63%


Income before income taxes                        6,706      4,921        36.27%                 20,337     11,368        78.90%
Applicable income taxes                           2,354      1,704        38.15%                  7,173      3,854        86.12%


Net Income                                     $  4,352   $  3,217        35.28%               $ 13,164   $  7,514        75.19%


  Net Income per common share                  $   4.59   $   3.37        36.14%               $  13.86   $   7.83        77.07%

  Weighted average common shares outstanding    939,478    943,533        -0.43%                940,294    943,533        -0.34%

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands):



                                                                                                       Unrealized
                                                           Non-Voting   Voting                     Gain/(Loss) on           Total
                                               Preferred       Common   Common          Undivided      Investment   Stockholders'
                                                   Stock        Stock    Stock  Surplus   Profits      Securities          Equity

Balance at December 31, 1994                      $3,282         $254   $4,464  $55,000   $30,765           4,260         $98,025
Net income                                                                                  7,513                           7,513
Preferred stock dividends                                                                    (128)                           (128)
Change in unrealized gain on investment                                                                                         0
  securities available-for-sale, net of taxes                                                               1,352           1,352

Balance at September 30, 1995                      3,282          254    4,464   55,000    38,150           5,612         106,762
Net income                                                                                  5,045                           5,045
Preferred stock dividends                                                                     (43)                            (43)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                                                 322             322

Balance at December 31, 1995                       3,282          254    4,464   55,000    43,152           5,934         112,086
Net income                                                                                 13,164                          13,164
Preferred stock dividends                                                                    (128)                           (128)
Reacquired non-voting common stock                                (24)                       (397)                           (421)
Change in unrealized gain on investment
  securities available-for-sale, net of taxes                                                               1,869           1,869

Balance at September 30, 1996                     $3,282         $230   $4,464  $55,000   $55,791          $7,803        $126,570

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)



                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         ----------------------------------
                                                                                                1996                 1995
                                                                                         ----------------------------------
Cash Flows From Operating Activities
  Net Income                                                                                    $13,164             $7,513
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                                     3,823              3,187
    Depreciation and amortization                                                                 7,705              6,834
    Amortization/(accretion) of investment securities                                              (178)              (320)
    Provision for deferred income taxes                                                          (1,519)            (1,334)
    Gains on sales of premises and equipment                                                       (105)               (90)
    (Increase)/decrease in interest income accrued, not collected                                 1,500             (1,528)
    Increase in accrued interest payable                                                           (250)            (2,774)
    Originations of loans held for resale                                                       (50,309)           (33,408)
    Proceeds from sales of loans held for resale                                                 46,527             33,784
    Gains on sales of loans held for resale                                                        (148)              (135)
    Increase in other assets                                                                       (775)            (1,222)
   ( Decrease)/increase in other liabilities                                                       (852)                79
                                                                                         ==================================
  Net Cash Provided By Operating Activities                                                      18,583             10,586
                                                                                         ==================================

Cash Flows From Investing Activities:
    Net increase in loans                                                                      (110,921)          (129,251)
    Proceeds from maturities of investment securities, available for sale                            74                 15
    Proceeds from maturities of investment securities, held to maturity                          62,811            200,515
    Purchases of investment securities, held to maturity                                        (61,951)          (165,069)
    Increase in federal funds sold                                                               (4,300)                 0
    Proceeds from sales of premises and equipment                                                   427                111
    Purchases of premises and equipment                                                          (8,214)            (3,979)
    Net increase/(decrease) in other real estate owned                                             (303)               119
    Net increase/(decrease) in intangible assets                                                   (139)            (4,555)
    Purchase of institutions, net of cash acquired                                               44,988               (628)
                                                                                         ==================================
  Net Cash Used In Investing Activities                                                         (77,528)          (102,722)
                                                                                         ==================================

Cash Flows From Financing Activities:
    Net increase in deposits                                                                     51,200             77,760
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                                             (6,759)             6,116
    Term loan payments                                                                           (1,275)            (1,275)
    Cash dividends paid                                                                            (128)              (128)
    Reacquired common stock                                                                        (421)                 0

                                                                                         ==================================
  Net Cash Provided By Financing Activities                                                      42,617             82,473
                                                                                         ==================================

Decrease in cash and due from banks                                                             (16,328)            (9,663)
Cash and due from banks at beginning of year                                                    101,567            103,764
                                                                                         ==================================
Cash and due from banks at end of period                                                        $85,239            $94,101
                                                                                         ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of Bancorporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1995. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1995 Annual Report.

MANAGEMENT'S OPINION

The preceding financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising all normal recurring accruals necessary for a fair presentation of financial statements have been included.

SUMMARY: (dollars in thousands)



                                                               Quarter Ended                   Nine Months Ended
                                                               September 30,                      September 30,
     SELECTED AVERAGE BALANCES:                             1996             1995             1996             1995
                                                        ----------       ----------        ----------      ----------
Total assets                                            $1,853,435       $1,670,066        $1,805,121      $1,628,700
Gross loans                                              1,226,628        1,041,981         1,169,535         987,975
Short term borrowed funds                                  112,281           79,400           110,885          79,252
Long term debt                                              10,476           12,199            10,904          12,636
Noninterest bearing deposits                               257,164          232,608           248,665         222,844
Total deposits                                           1,592,219        1,455,433         1,549,834       1,418,124
Stockholders' Equity                                       112,413          105,122           112,214          98,135

QUALITY DATA:
Nonperforming assets                                     $  3,413         $  4,993           $  3,413        $  4,993
Net loan losses                                               426              322              1,389             657
Reserve for loan losses                                    23,587           22,076             23,587          22,076

RATIOS:
Return on assets                                             .94%             .77%               .97%            .62%
Return on equity                                           15.49%           12.24%             15.64%          10.21%
Nonperforming assets to gross loans                          .27%             .46%               .27%            .46%
Annualized net chargeoffs to gross loans                     .14%             .12%               .16%            .09%
Reserve for loan losses to gross loans                      1.89%            2.05%              1.89%           2.05%
Reserve for loan losses times nonperforming
assets                                                      6.91x            4.42x              6.91x           4.42x


During the third quarter of 1996, the South Carolina economy showed signs of improvement, with moderate growth and low inflation. Consumer and business spending improved and overall economic conditions remained favorable.

With the challenges of intense competition and banking deregulation, we will continue to strive to build our customer base with new, innovative products and alternative delivery systems. Two recent examples were our entry into supermarket banking and new services provided through Telephone Banking for South Carolina based customers. Supermarket banking offers full service banking with longer hours to accommodate customers and Telephone Banking allows customers to open accounts by phone.

First Citizens Bank has an Internet site which references basic, yet helpful financial advice, a loan and savings calculator and other information. Our Internet address is http://www.fcbsc.com.

INVESTMENT SECURITIES: (dollars in thousands)

As of September 30, 1996, the investment portfolio was $467,077 compared to $457,843 for the same period in 1995. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 88.23% U.S. Government obligations as of September 30, 1996 as compared to 88.97% for the same period in 1995. The remainder of the investment portfolio principally consists of municipal bonds owned by the Bank and equity security, owned by Bancorporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS: (dollars in thousands)

In the third quarter of 1996, the registrant purchased assets and assumed deposits of 5 offices of other institutions. Total assets purchased were $24,144, including loans of $22,393. Deposits assumed totaled $70,001. Premiums of $6,619 were paid for deposits and were assigned to core deposit intangibles. An acquisition of one branch from another institution is planned for the fourth quarter of 1996. Total assets purchased will be approximately $810 and deposits assumed will be approximately $26,865. The premium to be paid based on deposit levels at closing is estimated to be $3,000.

LOANS:

Growth in loans is attributed to acquisitions and loan demand due to the favorable interest rate environment. The portfolio mix did not change significantly. The growth was funded by deposits procured through acquisitions and growth in core deposits and short-term borrowing.

CAPITAL RATIOS:
                                                 September 30
                                              1996           1995
                                            -------         ------

Tier I leverage ratio                         5.72%          5.13%
Risk based capital ratio total               10.36%         10.11%
     Tier I                                   8.81%          8.31%
     Tier II                                  1.55%          1.80%

Regulatory agencies divide capital into Tier I, consisting of stockholders' equity less ineligible intangible assets, and Tier II, consisting of the allowable portion of the reserve for loan losses and certain long-term debt. Capital adequacy is measured by applying both capital levels to the Bank's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under FASB 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

Regulatory guidelines require a minimum total capital to risk-adjusted assets ratio of 8 percent with 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards.

Although acquisitions in the third quarter reduced Tier I capital by $6,619, the Bank remains well capitalized by regulatory standards. The effect of the expected acquisition in the fourth quarter is not expected to be material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

-------------------------------------------------------------------------------

NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis* (dollars in thousands)



                          Quarter Ended September 30
-----------------------------------------------------------------------------
     Average Volume          Interest         Average Rate
----------------------  ------------------   --------------                                              Variance Due To
   1996       1995         1996      1995      1996   1995                                               Rate     Volume   Variance
---------- ----------   --------- --------   ------- -----                                               -----   -------   --------
                                                              Interest-earning assets:
$1,226,628 $1,041,981     $27,104 $23,405      8.79   8.91    Loans                                      $359)   $4,058     $3,699
   428,251    420,567       6,514   6,016      6.05   5.68    Taxable investment securities               382      $116        498
    37,551     35,836         763     738      8.08   8.17    Non-taxable investment securities           (10)      $35         25
    12,039     13,808         154     199      5.09   5.72    Federal funds sold                          (22)     ($23)       (45)
    11,725     13,142         200     220      6.79   6.64    Other earning assets                          4      ($24)       (20)

 1,716,194  1,525,334      34,735  30,578      8.05   7.95         Total interest-earning assets           (5)    4,162      4,157

                                                              Noninterest-earning assets:
    62,125     79,384                                         Cash and due from banks
    48,924     42,032                                         Premises and equipment
    26,192     23,400                                         Other, less reserve for loan losses

   137,241    144,816                                              Total noninterest-earning assets

$1,853,435 $1,670,150                                         TOTAL ASSETS

                                                              Interest-bearing liabilities:
$1,335,054 $1,222,825      12,951  12,500      3.86   4.06    Deposits                                   (632)   $1,083        451
                                                              Federal funds purchased and securities
   112,281     79,400       1,418   1,054      5.02   5.27      sold under agreements to repurchase       (49)     $413        364
    10,476     12,199         205     228      7.78   7.42    Long-term debt                               11      ($34)       (23)

 1,457,811  1,314,424      14,574  13,782      3.98   4.16         Total interest-bearing liabilities    (670)    1,462        792


                                                              Noninterest-bearing liabilities:
   257,164    232,608                                         Demand deposits
    14,226     17,912                                         Other liabilities

   271,390    250,520                                              Total noninterest-bearing liabilities

   124,234    105,206                                         Stockholders' equity

                                                              TOTAL LIABILITIES AND
$1,853,435 $1,670,150      14,574  13,782                       STOCKHOLDERS' EQUITY                     (670)    1,462        792

                                               4.07   3.79    Interest rate spread

                          $20,161 $16,796      4.67   4.37    Net yield on interesr-earning assets and net
                                                                 interest income                          $665    $2,700     $3,365

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis* (dollars in thousands)



             Nine Months Ended September 30,
------------------------------------------------------
     Average Volume        Interest      Average Rate
--------------------- -----------------  ------------                                                 Variance Due To
      1996       1995     1996     1995   1996   1995                                                    Rate    Volume   Variance
----------   --------  -------  -------   ----   ----                                                 --------  -------   --------
                                                       Interest-earning assets:
$1,169,535   $987,975  $77,096  $66,348   8.81   8.98  Loans, net of unearned interest                ($1,242)  $11,990    $10,748
   430,490    437,623   19,553   17,818   6.07   5.44  Taxable investment securities                    2,060     ($325)     1,735
    39,551     37,432    2,449    2,296   8.27   8.20  Non-taxable investment securities                   22      $131        153
    17,204     10,607      673      458   5.23   5.77  Federal funds sold                                 (44)     $259        215
    12,016     13,414      603      669   6.70   6.67  Other earning assets                                 4      ($70)       (66)

 1,668,796  1,487,051  100,374   87,589   8.03   7.88       Total interest-earning assets                 800    11,985     12,785


                                                       Noninterest-earning assets:
    64,457     77,461                                  Cash and due from banks
    47,072     41,473                                  Premises and equipment
    24,796     22,837                                  Other, less reserve for loan losses

   136,325    141,771                                       Total noninterest-earning assets

$1,805,121 $1,628,822                                  TOTAL ASSETS


                                                       Interest-bearing liabilities:
$1,301,168 $1,195,280   38,070   35,318   3.91   3.95  Deposits                                         ($352)   $3,104     $2,752
                                                       Federal funds purchased and securities
   110,885     79,252    4,022    3,318   4.85   5.60    sold under agreements to repurchase             (445)   $1,149        704
    10,904     12,636      653      759   8.00   8.03  Long-term debt                                      (2)    ($104)      (106)

 1,422,957  1,287,168   42,745   39,395   4.01   4.09       Total interest-bearing liabilities           (799)    4,149      3,350


                                                       Noninterest-bearing liabilities:
   248,665    222,844                                  Demand deposits
    13,861     16,406                                  Other liabilities

   262,526    239,250                                       Total noninterest-bearing liabilities

   119,638    102,404                                  Stockholders' equity

                                                       TOTAL LIABILITIES AND
$1,805,121 $1,628,822   42,745   39,395                  STOCKHOLDERS' EQUITY                            (799)    4,149      3,350
                                          4.02   3.78  Interest rate spread

                       $57,629  $48,194   4.61   4.33  Net yield on interest-earning assets and net
                                                          interest income                               $1,599   $7,836     $9,435



* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME: (dollars in thousands)
The gains were provided by increased levels of interest earning assets, primarily investments, as well as higher yields and lower cost of interest bearing liabilities for the quarter and the nine months ended September 30, 1996. The yield increased on taxable and non-taxable investment securities due to replacing matured securities with higher rate coupons.

PROVISION AND RESERVE FOR LOAN LOSSES: (dollars in thousands)
The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential losses inherent in the loan portfolio due to a decline in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions and historical credit loss experience. The increase in net loan losses is due to a write-off of $383 attributable to one borrower in the first quarter of 1996 and an increase in loan volume.

Provision and Reserve for Loan Losses:  (dollars in thousands)


                                                                 Quarter Ended                        Nine Months Ended
                                                                  September 30,                           September 30,
Reserve for loan losses:                                   1996                1995                1996               1995
                                                          --------            --------           --------            ---------
Balance at beginning of period                             $22,500             $20,785            $21,153             $19,249
Provision for loan losses                                    1,513               1,316              3,823               3,187
Changes incident to acquisition                                  0                 297                  0                 297
Chargeoffs                                                    (704)               (518)            (2,305)             (1,240)
Recoveries                                                     278                 196                916                 583
Net chargeoffs                                                (426)               (322)            (1,389)               (657)
Balance at end of period                                   $23,587             $22,076            $23,587             $22,076

Nonperforming assets                                      $  3,413             $ 4,993            $ 3,413             $ 4,993

Annualized net chargeoffs to:
    Average loans                                             .14%                .12%               .16%                .09%
    Loans at end of period                                    .14%                .12%               .15%                .08%
    Reserve for loan losses                                  7.22%               5.83%              7.85%               3.97%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


NONINTEREST INCOME AND EXPENSE:  (dollars in thousands)
Total noninterest income increased $603 and $1,279 or 12.14% and 8.86% for the quarter and nine months ending September 30, 1996, respectively. Increases in both periods were due to increases in service charges collected on deposit accounts and foreign ATM fees. Increase in service charges was due to an increase in deposit accounts and an increased emphasis on collecting service fees. The increase in foreign ATM fees is due to a change in policy to collect the new ATM surcharge fee.

Total noninterest expense was up $1,814 or 11.82% for the quarter and $1,230 or 2.63% for the nine months ended September 30, 1996. Increases in both periods were due primarily to amortization of intangibles combined with net occupancy and furniture and equipment expenses, all of which are associated with the Bank's continuing expansion through acquisitions. Regulatory agency fees were down due to the elimination of insurance premiums by the Federal Deposit Insurance Corporation for well capitalized banks. The Bank paid a one time assessment of $596 (based on deposits previously acquired by the Bank from thrift institutions) to the Savings Association Insurance Fund. Deposits subject to assessment were $113,433.

Total personnel cost declined $262 or 3.51% during the third quarter and $240 or 1.11% during the nine months ended September 30, 1996. These reductions were due to management's attention to personnel levels and consolidation of functions throughout the Bank.

Amortization of intangibles increased $433 and $1,042 or 29.28% and 25.29% during the quarter and nine months ended September 30, 1996, respectively.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither Registrant nor its subsidiary, First-Citizens Bank and Trust Company, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.


Item 2.  Changes in Securities.

Not Applicable.


Item 3.  Defaults upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to Vote of Security Holders.

Not Applicable.


Item 5.  Other Information (dollars in thousands).

On July 11, 1996, Registrant purchased the assets and assumed the deposits of four branches of another financial institution located in New Ellenton, Barnwell and Richburg, South Carolina. Total assets purchased were $23,716 and deposits assumed totaled $54,560. A premium of $5,056 was paid on deposits purchased and was assigned to core deposit intangible and will be amortized over five years using the straight-line method of amortization.

On August 9, 1996, Registrant purchased the assets and assumed the deposits of one office of another financial institution located in Bennettsville, South Carolina. Total assets purchased were $428 and deposits assumed totaled $15,441. A premium of $1,563 was paid on deposits purchased and was assigned to core deposit intangible and will be amortized over five years using the straight-line method of amortization.

Proforma financial information is not attached for either purchase since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).

Registrant also has entered into an agreement to purchase an office from another institution. Total assets purchased will be approximately $810 and deposits assumed will be approximately $26,865. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $3,000. The acquisition is expected to close in the fourth quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       11         Statement Re Computation of Per Share Earnings
       27         Financial Data Schedule

(b)    No reports on Form 8-K were filed during the quarter ended
       September 30, 1996



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





                                              FIRST CITIZENS BANCORPORATION
                                              OF SOUTH CAROLINA, INC.
                                              (Registrant)





Dated:   November 12, 1996                    By: (Signature of Jay C. Case)
                                                  Jay C. Case, Treasurer
                                                  (Chief Financial Officer)