Form 10-K
period 1996-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1997-03-27
CIK 708848

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/96                Commission File Number 0-11172

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

                   Common Stock, $5.00 per value

                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Voting Common Stock held by non-affiliates as of March 7, 1997 was $62,958,600. The Registrant's voting Preferred Stock is not regularly traded and has no quoted prices and therefore has no readily ascertainable market value.

As of March 7, 1997, there were 892,813 outstanding shares of the Registrant's Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                    DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I and II.

      (2) Portions of the Registrant's definitive Proxy Statement dated March 14, 1997 for the Annual Meeting of Shareholders to be held April 23, 1997, are incorporated by reference into Part III.

PART I.

ITEM 1. BUSINESS

      First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation" or "Registrant"), a South Carolina corporation, is a bank holding company organized in 1982 which owns all the outstanding stock of First-Citizens Bank and Trust Company of South Carolina ("Bank"). The Bank, which is the principal asset and source of income of Bancorporation, is engaged in the general banking business throughout South Carolina and offers complete retail, commercial banking and trust services. The net income of the Bank constituted approximately 99% of the consolidated net income of Bancorporation for the year ended December 31, 1996, and the assets of the Bank constituted approximately 99% of the consolidated assets of Bancorporation at December 31, 1996. Wateree Enterprises, Inc., a wholly-owned subsidiary of the Bank, through its wholly-owned subsidiary, Wateree Life Insurance Company, a South Carolina corporation, issues credit life, accident and health insurance on borrowers from the Bank. Another wholly-owned subsidiary of Wateree Enterprises, Inc. is Wateree Agency, Inc., a South Carolina corporation, which acts as agent for the sale of insurance to the Bank's customers.

SUPERVISION AND REGULATION

      As a bank holding company, Bancorporation is subject to regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and its examination and reporting requirements. Bancorporation is likewise subject to the requirements of the BHC Act which impose certain limitations and restrictions on the degree to which Bancorporation may conduct non-banking activities and the extent to which Bancorporation may engage in merger and acquisition activities. In addition to the provisions of the BHC Act, state banking commissions serve in a supervisory and regulatory capacity with respect to bank holding company activities.

      Federal law regulates transactions among Bancorporation and its affiliates, including the amount of its banking affiliate's loans to, or investment in, non-banking affiliates. In addition, various requirements and restrictions under federal and state laws regulate the operations of Bancorporation's banking affiliate, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliate to regulation and examination by the state banking authorities and the FDIC.

      There are various legal and regulatory limits on the extent to which Bancorporation's subsidiary bank may pay dividends or otherwise supply funds to Bancorporation. In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

      Under FRB policy, Bancorporation is expected to act as a source of financial strength to, and commit resources to support, its subsidiary bank. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC insured depository institution. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA generally prohibits a depository institution from making any capital distribution or paying management fees to its holding company if the depository institution would thereafter be undercapitalized. In addition, undercapitalized institutions will be subject to restrictions on borrowing from the Federal Reserve System, to growth limitations and to obligations to submit capital restoration plans. In order for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee the institution's compliance with the capital restoration plan up to an amount not exceeding 5% of the depository institution's total assets. Significantly undercapitalized institutions are subject to greater restrictions, and critically undercapitalized institutions are subject to appointment of a receiver.

      FDICIA also substantially revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. FDICIA imposes substantial new examination, audit and reporting requirements on insured depository institutions. Under FDICIA, each federal banking agency must prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other standards as the agency deems appropriate.

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

FIRST-CITIZENS BANK AND TRUST COMPANY OF SOUTH CAROLINA

      The Bank was organized as a state bank in 1964. Its predecessor, Anderson Brothers Bank, was organized in 1936. As measured by deposits, the Bank is the fifth largest commercial bank in South Carolina and has 123 offices throughout South Carolina.

      The Bank is an insured bank and is supervised, examined and regulated by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.

      For the year ended December 31, 1996, approximately 67.1% of the revenues of the Bank were derived from interest and fees on loans, 18.5% from income on investment securities, 0.6% from income on temporary investments, 0.6% from trust fees, 7.8% from service charges on deposit accounts and 5.4% from other sources.

      During 1996, the Bank acquired branch locations in Barnwell, New Ellenton, Richburg and Chester, South Carolina, from other financial institutions. Further information concerning these transactions is contained in the section entitled "Management's Discussion and Analysis" of the Registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

      Commercial Banking Services. The Bank provides a wide range of traditional commercial banking and related financial services to customers engaged in manufacturing, wholesaling, retailing, providing services, buying and selling real estate, and agriculture, and to institutions and agencies of state government. It makes commercial loans for various purposes, including working capital, real estate financing, equipment financing and floor plan loans for automobile dealers. As of December 31, 1996, commercial and real estate loans accounted for approximately 72% of the Bank's total loans. Interest and fees on commercial and real estate loans constituted 46% of the Bank's operating revenues for the year ended December 31, 1996.

      Consumer Services. The Bank provides a full range of consumer banking services, including checking accounts, savings programs, installment lending services, real estate loans, trust accounts, travelers' cheques and safe deposit facilities through its branch offices in South Carolina. The Bank provides automated teller machines in over 104 locations and participates in an electronic transfer network which presently gives customers access to their accounts through automated teller machines worldwide. The Bank issues MasterCard and VISA cards. As of December 31, 1996, consumer loans accounted for approximately 27% of the Bank's total loan portfolio. Interest and fees for consumer loans and services contributed 20% of the Bank's operating revenues for the year ended December 31, 1996.

      Trust Services. Through its trust department, the Bank offers a full range of trust services. To individuals, the services offered include acting as executor and administrator of decedents' estates, trustee of various types of trusts, guardian of estates of minors and incompetents, portfolio management service, investment counseling and assistance in estate planning. For corporations, offered services include acting as registrar, transfer agent, dividend paying agent for stock issues, and as trustee for bond and debenture issues and pension and profit sharing plans. Fees for trust services contributed 0.6% of the Bank's operating revenues for the year ended December 31, 1996.

STATISTICAL DATA

      Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 3 through 15 of the Registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

NON-BANKING SUBSIDIARY

          Wateree Life Insurance Company issues credit life insurance on borrowers from the Bank. All policies in excess of $30,000 and individual accident and health policies are insured by another insurance company. The company had earned premiums of $307,359 or 0.2% of Bancorporation's consolidated operating revenues for the year ended December 31, 1996. For the year ended December 31, 1996, Wateree had income of $155,670 . Total insurance in force amounted to $39,933,000 at December 31, 1996.

      Wateree Agency, Inc. acts as agent for the sale of insurance to the Bank's customers. Net income for the year ended December 31, 1996 was not material.

EMPLOYEES OF BANCORPORATION

      Bancorporation has no salaried employees. As of December 31, 1996, the Bank and its subsidiaries had 1,009 full-time equivalent employees. Bancorporation and its subsidiaries are not parties to any collective bargaining agreement and relations with employees are considered to be good.

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

      During September 1994, Congress adopted new legislation which, subject to certain limitations, permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Also, beginning June 1, 1997 and subject to certain limitations, the Interstate Banking Law permits banks to merge with one another across state lines. Each state can authorize mergers earlier than that date and also can choose to permit out-of-state banks to open branch offices within that state's borders. Alternatively, a state can opt out of interstate branching by adopting legislation before June 1, 1997. As of March 1997, South Carolina has not adopted any such legislation in response to the Interstate Banking Law.

ITEM 2.  PROPERTIES

      Bancorporation owns in fee simple 1 piece of property having a book value at December 31, 1996 of $68,450. To the limited extent necessary, it occupies space owned by the Bank. Bancorporation's and the Bank's principal office is located at 1230 Main Street in Columbia, South Carolina.

      The Bank owns in fee simple 196 properties having a book value at December 31, 1996 of $38,281,524 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the Bank. In addition, the Bank leases 31 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management of the Bank to be adequate. Rental expense paid for these properties in 1996 was approximately $404,000, which was offset by $926,000 in rental income.

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

      For information concerning Bancorporation's commitments under current leasing arrangements, see Note 14 to Bancorporation's Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

      The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on the inside cover of the Registrant's 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

      The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on Page 1 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 3 through 16 of the Registrant's 1996 Annual Report to Shareholders. The statistical disclosures for bank holding companies required by Guide 3 are included therein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 17 through 32 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "PROPOSAL 2: ELECTION OF DIRECTORS" and "Executive Officers" on Pages 6 through 8 and Page 10 of Bancorporation's definitive Proxy Statement dated March 14, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information under the captions "Directors' Fees", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan" on Pages 8 through 12 of Bancorporation's definitive Proxy Statement dated March 14, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES", "OWNERSHIP OF SECURITIES BY MANAGEMENT" and "REQUIRED REPORTS OF BENEFICIAL OWNERSHIP" on Pages 2 through 6 of Bancorporation's definitive Proxy Statement dated March 14, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information in Footnotes (4) and (6) on Page 8 and under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management" on Pages 9 and 13-14 of Bancorporation's definitive Proxy Statement dated March 14, 1997, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1)  Financial Statements:

          The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiary included in the Registrant's 1996 Annual Report to Shareholders are incorporated by reference in Item 8 from pages 17 through 32 of the Annual Report:

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

           (3) The following exhibits are either attached hereto or incorporated by reference:

               3.1 Articles of Incorporation of the Registrant as amended (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K).

               3.3   Bylaws of the Registrant as amended, filed herewith.

               10.1  Term Loan Agreement (incorporated herein by reference to
                     Exhibit 10.1 in the Registrant's 1987 Annual Report on Form 10-K).

              *10.2  Retirement Agreement between T. E. Brogdon and the
                     Bank (incorporated herein by reference to Exhibit 10.2 of the Registrant's 1988 Annual Report on Form 10-K).

              *10.3 Employment Contract between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual Report on Form 10-K).

               13. Registrant's 1996 Annual Report to Shareholders, filed herewith.

               22. Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 22 in the Registrant's 1995 Annual Report on Form 10-K, as amended by form 10-K/A).

               27.   Financial Data Schedule, filed herewith.

             **99. Registrant's Definitive Proxy Statement for the Annual Meeting dated March 14, 1997.

                *Denotes a management contract or compensatory plan or
                 arrangement in which an executive officer or director of Registrant participates.

               **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

       (b)Reports on Form 8-K:

          No reports on Form 8-K were filed during the three month period ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    03/21/97                              FIRST CITIZENS BANCORPORATION
                                                    OF SOUTH CAROLINA, INC.
                                                         (Registrant)

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

SIGNATURES                         TITLE                               DATE

    /s/ E. Hite Miller, Sr.        Chairman of the Board             03/21/97
    E. Hite Miller, Sr.

    /s/ Frank B. Holding           Vice Chairman of the Board        03/21/97
    Frank B. Holding

    /s/ Jim B. Apple               President and Director            03/21/97
    Jim B. Apple

    /s/ Jay. C. Case               Treasurer and Chief               03/21/97
    Jay C. Case                    Financial Officer

    /s/ Richard W. Blackmon        Director                          03/21/97
    Richard W. Blackmon

    /s/ George H. Broadrick        Director                          03/21/97
    George H. Broadrick

                                   Director

     T. E. Brogdon

                                   Director

     Laurens W. Floyd

    /s/ William E. Hancock, III    Director                          03/21/97
    William E. Hancock, III

    /s/ Robert B. Haynes           Director                          03/21/97
    Robert B. Haynes

    /s/ Wycliffe E. Haynes         Director                          03/21/97
    Wycliffe E. Haynes

    /s/ Lewis M. Henderson         Director                          03/21/97
    Lewis M. Henderson

    /s/ Carmen P. Holding          Director                          03/21/97
    Carmen P. Holding

SIGNATURES                         TITLE                               DATE

    /s/ Dan H. Jordan              Director                          03/21/97
    Dan H. Jordan

                                   Director

    N. Welch Morrisette, Jr.

    /s/ E. Perry Palmer            Director                          03/21/97
    E. Perry Palmer

    /s/ William E. Sellers         Director                          03/21/97
    William E. Sellers

    /s/ Henry F. Sherrill          Director                          03/21/97
    Henry F. Sherrill

    /s/ Jack S. Stanley            Director                          03/21/97
    Jack S. Stanley

FORM 10-K

EXHIBIT INDEX

Exhibit Number Exhibit

      3.1 Articles of Incorporation of Registrant (incorporated herein by reference to
                                     Exhibit 3.1 of the Registrant's 1994 Annual
                                     Report on Form 10-K)

      3.3                            Bylaws of Registrant as amended

      10.1 Term Loan Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant's 1987 Annual Report on Form 10-K)

      10.2 Retirement Agreement between T. E. Brogdon and the Bank (incorporated herein by reference to Exhibit 10.2 of the Registrant's 1988 Annual Report on Form 10-K)

      10.3 Employment Contract between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual Report on Form 10-K)

      13.                            Registrant's 1996 Annual Report to
                                     Shareholders

      22. Subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 of the Registrant's 1995 Annual Report on Form 10-K/A)

      27. Financial Data Schedule (Electronic filing only)

      99. Registrant's Definitive Proxy Statement for the Annual Meeting dated March 14, 1997* *Pursuant to Rule 12b-23(a) (3), this exhibit is not being filed.