Form 10-Q
period 1997-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1997-05-13
CIK 708848

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997           Commission File Number 0-11172

              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                                    57-0738665
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            1230 Main Street
        Columbia, South Carolina                             29201
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (803) 733-3456

                                    No Change
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding  at  April  30, 1997
            -----                              --------------------------------

Voting Common Stock, $5.00 Par Value                   892,813 Shares
Non-voting Common Stock, $5.00 Par Value                36,409 Shares

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)


                                                                    March 31,    December 31,   March 31,
                                                                       1997         1996          1996
                                                                   -----------   -----------   -----------
                                                                                                         =20
ASSETS
Cash and due from banks                                            $    93,561   $   103,844   $    64,178
                                                                   -----------   -----------   -----------
Interest-bearing deposits in financial institutions                      9,575        11,300        12,150
                                                                   -----------   -----------   -----------

Investment securities:

  Held-to-maturity                                                     499,280       467,798       462,464
  Available-for-sale                                                    18,768        17,653        14,173
                                                                   -----------   -----------   -----------
Total securities                                                       518,048       485,451       476,637
                                                                   -----------   -----------   -----------
Federal funds sold                                                      15,600             0        18,500

Gross loans and discounts                                            1,302,803     1,269,779     1,139,290
  Less:  Reserve for loan losses                                       (24,097)      (23,483)      (21,632)
                                                                   -----------   -----------   -----------
Net loans and discounts                                              1,278,706     1,246,296     1,117,658
                                                                   -----------   -----------   -----------
Other real estate owned                                                    656           518           635
Other assets                                                           102,120       100,290        91,347
                                                                   -----------   -----------   -----------
     TOTAL ASSETS                                                  $ 2,018,266   $ 1,947,699   $ 1,781,105
                                                                   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                               297,574   $   283,590       250,021
  Time & Savings                                                     1,415,899     1,377,482     1,286,062
                                                                   -----------   -----------   -----------
Total deposits                                                       1,713,473     1,661,072     1,536,083
Other liabilities                                                      166,663       153,986       128,447
                                                                   -----------   -----------   -----------
     TOTAL LIABILITIES                                               1,880,136     1,815,058     1,664,530
                                                                   -----------   -----------   -----------

Stockholders' Equity:

  Preferred stock                                                        3,282         3,282         3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 1997 and
    December 31, 1996 - 36,409  and March 31, 1996 - 47,720                182           182           239
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 1997, December 31, 1996
    and March 31, 1996 - 892,813                                         4,464         4,464         4,464
  Surplus                                                               55,000        55,000        55,000
  Undivided profits                                                     65,453        60,688        47,014
  Unrealized gain on investment securities available-for-sale,           9,749         9,025         6,576
   net of taxes                                                    -----------   -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY                                        138,130       132,641       116,575
                                                                   -----------   -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,018,266   $ 1,947,699   $ 1,781,105
                                                                   ===========   ===========   ===========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)

                                                   Quarter Ended March 31,
                                              ---------------------------------
                                                 1997       1996    % Change
                                              ---------------------------------
Interest income and fees:
  Loans                                       $ 27,526   $ 24,570    12.03%
  United States Government obligations           6,394      6,396    -0.03%
  Mortgage-backed securities                        24         29   -17.24%
  Tax-exempt securities                            545        569    -4.22%
  Other securities and federal funds sold          803        634    26.66%
                                              --------   --------
                                                35,292     32,198     9.61%
                                              --------   --------
Interest expense:
  Deposits                                      13,210     12,705     3.97%
  Short-term borrowings                          1,922      1,314    46.27%
  Long-term borrowings                             189        227   -16.74%
                                              --------   --------
                                                15,321     14,246     7.55%
                                              --------

Net interest income                             19,971     17,952    11.25%
Provision for loan losses                          997      1,020    -2.25%
                                              --------   --------

Net interest income after
  provision for loan losses                     18,974     16,932    12.06%
                                              --------   --------

Noninterest income:
  Service charges on deposit accounts            3,272      2,705    20.96%
  Fees for other customer services               1,807      1,616    11.82%
  Other                                            522        551    -5.26%
                                              --------   --------
                                                 5,601      4,872    14.96%
                                              --------   --------

Noninterest expense:
  Salaries and employee benefits                 7,940      6,994    13.53%
  Net occupancy expense                            659        594    10.94%
  Furniture and equipment expense                  418        370    12.97%
  Depreciation expense                             912        759    20.16%
  Amortization of intangibles                    2,129      1,586    34.24%
  Other                                          5,039      4,909     2.65%
                                              --------   --------
                                                17,097     15,212    12.39%
                                              --------   --------

Income before income taxes                       7,478      6,592    13.44%
Applicable income taxes                          2,670      2,432     9.79%
                                              --------   --------

Net Income                                    $  4,808   $  4,160    15.58%
                                              ========   ========

  Net Income per common share                 $   5.13   $   4.38    17.09%

  Weighted average common shares outstanding   929,222    940,893    -1.24%

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands):


                                                          Non-                                              Unrealized      Total
                                                         Voting       Voting                                 Gain on       Stock-
                                          Preferred      Common       Common                  Undivided     Investment     holders'
                                            Stock         Stock       Stock      Surplus       Profits      Securities     Equity
                                          ---------     ---------   ---------   ----------   -----------   ------------  ----------

Balance at December 31, 1995                3,282          254        4,464       55,000       43,152         5,934       112,086
Net income                                                                                      4,160                       4,160
Preferred stock dividends                                                                         (43)                        (43)
Reacquired non-voting
   common stock                                            (15)                                  (255)                       (270)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                             642           642
                                           ------         ----       ------      -------      -------        ------      --------
Balance at March 31, 1996                   3,282          239        4,464       55,000       47,014         6,576       116,575
Net income                                                                                     14,794                      14,794
Preferred stock dividends                                                                        (128)                       (128)
Reacquired non-voting
   common stock                                            (57)                                  (992)                     (1,049)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                           2,449         2,449
                                           ------         ----       ------      -------      -------        ------      --------
Balance at December 31, 1996                3,282          182        4,464       55,000       60,688         9,025       132,641
Net income                                                                                      4,808                       4,808
Preferred stock dividends                                                                         (43)                        (43)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                             724           724
                                           ------         ----       ------      -------      -------        ------      --------
Balance at March 31, 1997                  $3,282         $182       $4,464      $55,000      $65,453        $9,749      $138,130
                                           ======         ====       ======      =======      =======        ======      ========

      FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                              1997        1996
                                                                           ----------------------

Cash Flows From Operating Activities
  Net Income                                                               $   4,808     $  4,160
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                    997        1,020
    Depreciation and amortization                                              3,041        2,345
    Amortization/(accretion) of investment securities                            (54)         (48)
    Provision for deferred income taxes                                       (6,143)         (83)
    Gains on sales of premises and equipment                                      (4)          (3)
    (Increase)/decrease in interest income accrued, not collected                 25         (248)
    (Decrease)/increase in accrued interest payable                             (147)           6
    Originations of loans held for resale                                    (65,199)     (14,959)
    Proceeds from sales of loans held for resale                              60,650       12,725
    Gains on sales of loans held for resale                                     (174)         (60)
    Decrease/(increase) in other assets                                        4,297         (503)
    Increase in other liabilities                                              2,840        1,218
    Other operating activities                                                     0            0
                                                                           ----------------------
  Net Cash Provided By Operating Activities                                    4,937        5,570
                                                                           ======================

Cash Flows From Investing Activities:
    Net increase in loans                                                    (28,666)     (23,278)
    Proceeds from maturities of investment securities, held to maturity       63,245       52,200
    Purchases of investment securities, held to maturity                     (94,673)     (62,821)
    Net decrease in interest bearing deposits                                  1,725          525
    Increase in federal funds sold                                           (15,600)     (18,500)
    Proceeds from sales of premises and equipment                                 66           27
    Purchases of premises and equipment                                       (1,461)      (1,532)
    Net increase/(decrease) in other real estate owned                          (138)        (162)
    Net increase in intangible assets                                           (165)          92
    Purchase of institutions, net of cash acquired                            15,355        4,543
                                                                           ----------------------
      Net Cash Used In Investing Activities                                  (60,312)     (48,906)
                                                                           ======================

Cash Flows From Financing Activities:
    Net increase in deposits                                                  35,151       35,361
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                          10,409      (16,001)
    Term loan payments                                                          (425)        (425)
    Cash dividends paid                                                          (43)         (43)
    Reacquired common stock                                                        0         (270)
                                                                           ----------------------
      Net Cash Provided By Financing Activities                               45,092       18,622
                                                                           ======================

(Decrease)/increase in cash and due from banks                               (10,283)     (24,714)
Cash and due from banks at beginning of period                               103,844       88,892
                                                                           ----------------------
Cash and due from banks at end of period                                   $  93,561     $ 64,178
                                                                           ======================

Supplemental disclosures of cash flow information:
  Interest paid                                                            $  15,174     $ 14,251
                                                                           ======================
  Income taxes paid                                                        $     212     $    170
                                                                           ======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of Bancorporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1996. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1996 Annual Report.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement which is effective for transactions on or after January 1, 1997 establishes a new framework for accounting for transfers, sales and servicing of financial assets and extinguishments of liabilities. The statement requires an entity to recognize each of the components of the financial instruments it controls, derecognize the components of the assets it has surrendered control over and derecognize liabilities which it has paid or been legally released from. Given that Bancorporation had previously adopted SFAS 122, "Accounting for Mortgage Servicing Rights", the affects of adopting SFAS No. 125 were not material to the consolidated financial statements.

MANAGEMENT'S OPINION

The preceding financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising all normal recurring accruals necessary for a fair presentation of financial statements have been included. Certain amounts in prior periods have been reclassified to conform to the 1997 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SUMMARY: (dollars in thousands)

                                                        Quarter ended
                                                           March 31,
                                                ----------------------------
SELECTED AVERAGE BALANCES:                         1997              1996
                                                ----------        ----------
Total assets                                    $1,987,840        $1,796,861
Gross loans                                      1,279,449         1,120,525
Short term borrowed funds                          161,066           112,174
Long term debt                                       9,636            11,326
Noninterest bearing deposits                       276,141           235,537
Total deposits                                   1,667,908         1,517,369
Stockholders' Equity                               135,848           114,894

QUALITY DATA:
Nonperforming assets                                 3,473             4,362
Net loan losses                                        383               541
Reserve for loan losses                             24,097            21,632

RATIOS:
Return on assets                                       .97%              .94%
Return on equity                                     14.16%            14.48%
Nonperforming assets to gross                          .27%              .38%
loans
Annualized net chargeoffs to                           .12%              .19%
gross loans
Reserve for loan losses to                            1.85%             1.90%
gross loans
Reserve for loan losses times
nonperforming assets                                  6.94x             4.96x

Bancorporation continues to develop a sales culture, including an incentive program, and designed to improve earnings and asset growth. Our small business strategy tested in the first quarter will be implemented statewide during the remainder of this year. Personal computer banking will be provided in the fourth quarter and will provide an additional channel of services for our customers. Updating and improving many of the Bank's locations continues in Ridge Spring, Bishopville, Boiling Springs and Lancaster. The acquisition of additional branches from other South Carolina banks will increase assets by approximately eighty million dollars in June 1997.

INVESTMENT SECURITIES: (dollars in thousands)

As of March 31, 1997, the investment portfolio was $518,048 compared to $476,637 for the same period in 1996. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 88.56% U.S. Government obligations as of March 31, 1997 as compared to 87.96% for the same period in 1996. The remainder of the investment portfolio principally consists of municipal bonds owned by the Bank and equity securities owned by Bancorporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

ACQUISITIONS: (dollars in thousands)

In the first quarter of 1997, the Registrant purchased assets and assumed deposits of an office of another financial institution. Total assets purchased were $605. Deposits assumed totaled $17,247. Premiums of $1,542 were paid for deposits and were assigned to core deposit intangibles. An acquisition of four branches from another institution is planned for the second quarter of 1997. Total assets purchased will be approximately $5,000 and deposits assumed will be approximately $81,000. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $6,900.

LOANS:

Growth in loans is attributed primarily to acquisitions and strong loan demand. The loan portfolio mix did not change significantly and no major change is expected in 1997. The growth was funded by deposits acquired through acquisitions and growth in core deposits and short-term borrowings.

CAPITAL RATIOS:
                                                      March 31
                                                --------------------
                                                1997            1996
                                                ----            ----
Tier I leverage ratio                           5.74%            5.52%
Risk based capital ratio total                 10.44%           10.53%
   Tier I                                       8.98%            8.86%
   Tier II                                      1.46%            1.67%

Regulatory agencies divide capital into Tier I, consisting of stockholders' equity less ineligible intangible assets, and Tier II, consisting of the allowable portion of the reserve for loan losses and certain long-term debt. Capital adequacy is measured by applying both capital levels to the Bank's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under SFAS 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

Regulatory guidelines require a minimum total capital to risk-adjusted assets ratio of 8 percent (with 50 percent consisting of tangible common stockholders' equity) and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards.

Although acquisitions in the first quarter reduced Tier I capital by $1,542, the Bank remains well capitalized by regulatory standards. Although the effect of the expected acquisition in the second quarter will affect risk-based capital, that transaction is not expected to affect the Bank's status as well capitalized by regulatory standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis* (dollars in thousands)

                                                 ------------------------------------------------------------------------------
                                                                            For Three Months Ended March 31,
                                                          Average Volume               Interest                 Average Rate
                                                 ----------------------------     ------------------       --------------------
                                                         1997         1996           1997       1996           1997     1996
                                                         ----         ----           ----       ----           ----     ----
 Interest-earning assets:
 Loans                                                $1,279,449   $1,120,525      $27,613   $24,655           8.75     8.85
 Taxable investment securities                           454,941      430,520        6,488     6,511           5.78     6.08
 Non-taxable investment securities                        39,476       42,101          838       875           8.49     8.31
 Federal funds sold                                       44,693       26,958          566       347           5.14     5.18
 Other earning assets                                     10,894       12,177          167       200           6.22     6.61
                                                      ----------   ----------     ---------  -------
     Total interest-earning assets                     1,829,453    1,632,281       35,672    32,588           7.91     8.03
                                                      ----------   ----------     ---------  -------


Noninterest-earning assets:
 Cash and due from banks                                 80,803        67,592
 Premises and equipment                                  50,815        44,784
 Other, less reserve for loan losses                     26,769        25,204
                                                      ----------     ---------
     Total noninterest-earning assets                   158,387        137,580
                                                      ----------     ---------
TOTAL ASSETS                                          $1,987,840    $1,769,861
                                                      ==========    ==========



Interest-bearing liabilities:
 Deposits                                              1,391,767    $1,281,832      13,210     12,705          3.85     3.99
 Federal funds purchased and securities
   sold under agreements to repurchase                   161,066       112,174       1,922      1,314          4.84     4.71
 Long-term debt                                            9,636        11,326         189        227          7.95     8.06
                                                      ----------    ----------    ---------  --------
      Total interest-bearing liabilities               1,562,469     1,405,332      15,321     14,246          3.98     4.08
                                                      ==========    ==========

Noninterest-bearing liabilities:
 Demand deposits                                         276,141       235,537
 Other liabilities                                        13,382        14,098
                                                      ----------    ----------
      Total noninterest-bearing liabilities              289,523       249,635
                                                      ----------    ----------
 Stockholders' equity                                    135,848       114,894
                                                      ----------    ----------    ---------  --------


 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $1,987,840    $1,769,861      15,321       14,246         3.93    3.95
                                                      ==========    ==========    ---------  ----------        =====    =====
 Interest rate spread

 Net interest margin                                                               $20,351       18,342         4.51    4.52
                                                                                  =========  ===========       =====    =====


                                                     Variance Due To
                                                     Rate     Volume    Variance
                                                    ------  ---------  --------
 Interest-earning assets:
 Loans                                              ($520)   $ 3,478    $ 2,958
 Taxable investment securities                       (376)   $   353        (23)
 Non-taxable investment securities                     19   ($    56)       (37)
 Federal funds sold                                    (9)   $   228        219
 Other earning assets                                 (13)  ($    20)       (33)
                                                    ------  ---------   --------
     Total interest-earning assets                   (899)     3,983      3,084
                                                    ------  ---------   --------

 Noninterest-earning assets:
 Cash and due from banks
 Premises and equipment
 Other, less reserve for loan losses

     Total noninterest-earning assets

TOTAL ASSETS

Interest-bearing liabilities:
 Deposits                                           ($553)   $ 1,058    $   505
 Federal funds purchased and securities
   sold under agreements to repurchase                 16    $   592        608
 Long-term debt                                        (4)  ($    34)       (38)
                                                    ------   --------   --------
      Total interest-bearing liabilities             (541)     1,616      1,075
                                                    ------   --------   --------

Noninterest-bearing liabilities:
 Demand deposits
 Other liabilities

      Total noninterest-bearing liabilities

 Stockholders' equity
                                                    ------   --------   --------
 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                              (541)      1,616     1,075
 Interest rate spread
                                                    ------   --------   --------
 Net interest margin                                ($358)   $  2,367   $ 2,009
                                                    ======   ========   ========

* Interest income and rates are presented on a fully taxable equivalent basis using the federal income tax rate and state taxes, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

NET INTEREST INCOME: (dollars in thousands)

The increase in net interest income in the first quarter was due to increased levels of interest earning assets, primarily loans, as well as higher yields and lower cost of interest bearing liabilities for the quarter ended March 31, 1997. The yield increased on non-taxable investment securities due to replacing matured securities with investments at a higher yield.

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

Provision and Reserve for Loan Losses: (dollars in thousands)

                                                           Quarter ended
                                                              March 31,
                                                     -------------------------
Reserve for loan losses:                               1997             1996
                                                     --------         --------
Balance at beginning of period                       $ 23,483         $ 21,153
Provision for loan losses                                 997            1,020
                                                     --------         --------
Chargeoffs                                               (618)            (784)
Recoveries                                                235              243
                                                     --------         --------
Net chargeoffs                                           (383)            (541)
                                                     --------         --------
Balance at end of period                             $ 24,097         $ 21,632
                                                     ========         ========

Nonperforming assets                                 $  3,473         $  4,362

Annualized net chargeoffs to:
   Average loans                                          .12%             .19%
   Loans at end of period                                 .12%             .19%
   Reserve for loan losses                               6.36%           10.00%

NONINTEREST INCOME AND EXPENSE: (dollars in thousands)

Total noninterest income increased $729 or 14.96% for the quarter ended March 31, 1997. Most of the increase was due to increases in service charges collected on deposit accounts.

Total noninterest expense was up $1,885 or 12.39% for the quarter ended March 31, 1997. Most of the increase in the period was due to an increase in salary and employee benefits, and goodwill amortization related to new branch acquistions.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Neither Registrant nor its subsidiary, First-Citizens Bank and Trust Company of South Carolina, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information (dollars in thousands).

On March 21, 1997, Registrant purchased the assets and assumed the deposits of one office of another financial institution located in Sumter, South Carolina. Total assets purchased were $605 and deposits assumed totaled $17,247. A premium of $1,542 was paid on deposits purchased and was assigned to core deposit intangible and will be amortized over five years using the straight-line method of amortization.

Pro forma financial information is not attached for the purchase since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).

Registrant also has entered into an agreement to purchase four offices from another institution. Total assets purchased will be approximately $5,000 and deposits assumed will be approximately $81,000. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $6,900. This acquisition is expected to close in the second quarter of 1997.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11     Statement Re Computation of Earnings Per Share
     27     Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          FIRST CITIZENS BANCORPORATION
                                          OF SOUTH CAROLINA, INC.
                                          (Registrant)





Dated: _____________________              By:
                                             -------------------------------
                                             Jay C. Case, Treasurer
                                             (Chief Financial Officer)