Form 10-Q
period 1997-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1997-08-12
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended June 30, 1997              Commission File Number 0-11172


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

                                    No Change
      (Former name, former address and former fiscal year, if changed since last report.)

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

        Class                                       Outstanding at July 31, 1997

        Voting Common Stock, $5.00 Par Value        892,813 Shares
        Non-voting Common Stock, $5.00 Par Value    36,409 Shares

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET - UNAUDITED (DOLLARS IN THOUSANDS)


                                                                                   JUNE 30,        December 31,            June 30,
                                                                                     1997               1996               1996

ASSETS
Cash and due from banks:                                                         $103,765              $103,844             $73,223

Interest-bearing deposits in financial institutions                                 8,950                11,300              12,150

Investment securities:
  Held-to-maturity                                                                506,354               467,798             452,270
  Available-for-sale                                                               19,247                17,653              14,426

Total securities                                                                  525,601               485,451             466,696

Federal funds sold                                                                 21,800                     0                   0
Gross loans and discounts                                                       1,347,074             1,269,779           1,184,779
  Less:  Reserve for loan losses                                                  (24,916)              (23,483)            (22,500)

Net loans and discounts                                                         1,322,158             1,246,296           1,162,279

Other real estate owned                                                               535                   518                 797
Other assets                                                                      105,955               100,290              93,002

     TOTAL ASSETS                                                              $2,088,764            $1,947,699          $1,808,147
                                                                               ===========           ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                          315,415              $283,590             269,171
  Time & Savings                                                                1,468,839             1,377,482           1,287,461

Total deposits                                                                  1,784,254             1,661,072           1,556,632
Federal funds purchased                                                                 0                     0               4,000
Securities sold under repurchase agreements                                       139,514               132,891             103,307
Other liabilities                                                                  21,703                21,095              22,876

     TOTAL LIABILITIES                                                          1,945,471             1,815,058           1,686,815


Stockholders' Equity:
  Preferred stock                                                                   3,282                 3,282               3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 1997 and
    December 31, 1996 - 36,409  and June 30, 1996 - 47,720                            182                   182                 239
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 1997, December 31, 1996
   and June 30, 1996 - 892,813                                                      4,464                 4,464               4,464
  Surplus                                                                          55,000                55,000              55,000
  Undivided profits                                                                70,304                60,688              51,624
  Unrealized gain on investment securities available-for-sale, net of taxes        10,061                 9,025               6,723

     TOTAL STOCKHOLDERS' EQUITY                                                   143,293               132,641             121,332

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $2,088,764            $1,947,699          $1,808,147
                                                                               ===========           ===========         ==========


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                                         QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------------------------------------------
                                                                     1997       1996    % Change      1997      1996      % Change
                                                                  ------------------------------     ------------------------------
INTEREST INCOME AND FEES:
  Loans                                                           $29,284      $25,297      15.76%   $56,810   $49,867      13.92%
  United States Government obligations                              6,815        6,463       5.45%    13,209    12,859       2.72%
  Mortgage-backed securities                                           23           26     -11.54%        47        55     -14.55%
  Tax-exempt securities                                               501          527      -4.93%     1,046     1,096      -4.56%
  Other securities and federal funds sold                             474          412      15.05%     1,277     1,046      22.08%

                                                                   37,097       32,725      13.36%    72,389    64,923      11.50%

INTEREST EXPENSE:
  Deposits                                                         13,985       12,415      12.65%    27,195    25,120       8.26%
  Short-term borrowings                                             1,829        1,290      41.78%     3,751     2,604      44.05%
  Long-term borrowings                                                184          220     -16.36%       373       447     -16.55%

                                                                   15,998       13,925      14.89%    31,319    28,171      11.17%


Net interest income                                                21,099       18,800      12.23%    41,070    36,752      11.75%
Provision for loan losses                                           1,403        1,290       8.76%     2,400     2,310       3.90%

Net interest income after
  provision for loan losses                                        19,696       17,510      12.48%    38,670    34,442      12.28%


NONINTEREST INCOME:
  Service charges on deposit accounts                               3,384        2,816      20.17%     6,656     5,521      20.56%
  Fees for other customer services                                  2,090        1,828      14.33%     3,897     3,444      13.15%
  Securities gains                                                     48            0     100.00%        48         0     100.00%
  Other                                                               387          588     -34.18%       909     1,139     -20.19%

                                                                    5,909        5,232      12.94%    11,510    10,104      13.92%

NONINTEREST EXPENSE:
  Salaries and employee benefits                                    8,349        7,185      16.20%    16,289    14,179      14.88%
  Net occupancy expense                                               686          589      16.47%     1,345     1,183      13.69%
  Furniture and equipment expense                                     378          438     -13.70%       796       808      -1.49%
  Depreciation expense                                              1,033          856      20.68%     1,945     1,615      20.43%
  Amortization of intangibles                                       2,211        1,664      32.87%     4,340     3,250      33.54%
  Other                                                             5,368        4,971       7.99%    10,407     9,880       5.33%

                                                                   18,025       15,703      14.79%    35,122    30,915      13.61%


Income before income taxes                                          7,580        7,039       7.69%    15,058    13,631      10.47%
Applicable income taxes                                             2,686        2,387      12.53%     5,356     4,819      11.14%


NET INCOME                                                         $4,894       $4,652       5.20%    $9,702    $8,812      10.10%
                                                                   =======      =======               =======   =======


NET INCOME PER COMMON SHARE                                         $5.22        $4.90       6.53%    $10.35     $9.28      11.51%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        929,222      940,533      -1.20%   929,222   940,713      -1.22%

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (DOLLARS IN THOUSANDS):

                                                         Non-                                            Unrealized       Total
                                                       Voting      Voting                                   Gain on      Stock-
                                         Preferred     Common      Common                   Undivided    Investment    holders'
                                             Stock      Stock       Stock        Surplus      Profits    Securities      Equity
                                        -----------  ---------  ----------   ------------ ------------  ------------  ----------

BALANCE AT DECEMBER 31, 1995                 3,282        254       4,464         55,000       43,152         5,934     112,086
Net income                                                                                      8,812                     8,812
Preferred stock dividends                                                                         (85)                      (85)
Reacquired non-voting
   common stock                                           (15)                                   (255)                     (270)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                             642         642

BALANCE AT JUNE 30, 1996                     3,282        239       4,464         55,000       51,624         6,576     121,185
Net income                                                                                     10,142                    10,142
Preferred stock dividends                                                                         (86)                      (86)
Reacquired non-voting
   common stock                                           (57)                                   (992)                   (1,049)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                           2,449       2,449

BALANCE AT DECEMBER 31, 1996                 3,282        182       4,464         55,000       60,688         9,025     132,641
Net income                                                                                      9,702                     9,702
Preferred stock dividends                                                                         (86)                      (86)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                           1,036       1,036

BALANCE AT JUNE 30, 1997                    $3,282       $182      $4,464        $55,000      $70,304       $10,061    $143,293
                                            =======      =====     =======       ========     ========      ========   ========


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                             Six  Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                         1997               1996
                                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                           $9,702              $8,812
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                           2,400               2,310
    Depreciation and amortization                                                       6,247               4,894
    Accretion of investment securities                                                   (140)               (112)
    Provision for deferred income taxes                                               (12,441)               (793)
    Gains on sales of premises and equipment                                               (5)                (96)
    Increase in interest income accrued, not collected                                   (364)               (395)
     Increase in accrued interest payable                                                 405                  17
    Originations of loans held for resale                                             (31,167)            (31,625)
    Proceeds from sales of loans held for resale                                       36,123              27,479
    Losses/(gains) on sales of loans held for resale                                       98                (116)
    Decrease/(increase) in other assets                                                10,548                (260)
    Increase in other liabilities                                                        (124)             (1,433)
                                                                                     =============================
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            21,282               8,682
                                                                                     =============================

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (80,624)            (67,221)
    Proceeds from maturities of investment securities, held to maturity               129,163             101,580
    Purchases of investment securities, held to maturity                             (167,579)           (101,943)
    Net decrease in interest bearing deposits                                           2,350                 525
    Increase in federal funds sold                                                    (21,800)                  0
    Proceeds from sales of premises and equipment                                         321                 268
    Purchases of premises and equipment                                                (4,351)             (5,349)
    Decrease in other real estate owned                                                   (17)               (324)
    Net increase/(decrease) in intangible assets                                          (48)                 66
    Purchase of institutions, net of cash acquired                                     57,588               4,543
                                                                                     =============================
      NET CASH USED IN INVESTING ACTIVITIES                                           (84,997)            (67,855)
                                                                                     =============================

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                           58,349              55,910
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                                    6,623             (11,200)
    Term loan payments                                                                 (1,250)               (850)
    Cash dividends paid                                                                   (86)                (86)
    Reacquired common stock                                                                 0                (270)

                                                                                     =============================
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                        63,636              43,504
                                                                                     =============================

DECREASE IN CASH AND DUE FROM BANKS                                                       (79)            (15,669)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        103,844              88,892
                                                                                     =============================
CASH AND DUE FROM BANKS AT END OF PERIOD                                             $103,765             $73,223
                                                                                     =============================

Supplemental disclosures of cash flow information:
  Interest paid                                                                       $31,724             $28,188
                                                                                     =============================
  Income taxes paid                                                                    $6,751              $5,290
                                                                                     =============================



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

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement which is effective for transactions on or after January 1, 1997 establishes a new framework for accounting for transfers, sales and servicing of financial assets and extinguishments of liabilities. The statement requires an entity to recognize each of the components of the financial instruments it controls, derecognize the components of the assets it has surrendered control over and derecognize liabilities which it has paid or been legally released from. In that Bancorporation had previously adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", the effects of adopting SFAS No. 125 were not material to the consolidated financial statements.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



SUMMARY: (dollars in thousands)

                                             Quarter ended        Six Months Ended
                                                June 30,              June 30,
SELECTED AVERAGE BALANCES:                   1997     1996        1997        1996
 Total assets                            $2,034,822 $1,791,536 $2,011,460  $1,780,698
 Gross loans                              1,329,859  1,160,825  1,304,793   1,140,675
 Short term borrowed funds                  150,036    108,183    155,521     110,179
 Long term debt                               8,868     10,915      9,250      11,121
 Noninterest bearing deposits               292,568    253,200    284,400     244,369
 Total deposits                           1,720,572  1,539,446  1,694,386   1,528,408
 Stockholders' Equity                       141,394    119,735    138,636     117,315

QUALITY DATA:
Nonperforming assets                          3,262      4,150      3,262       4,150
Net loan losses                                 584        422        967         963
Reserve for loan losses                      24,916     22,500     24,916      22,500

RATIOS:
Return on assets                                .96%     1.04%        .96%        .99%
Return on equity                              13.85%    15.54%      14.00%      15.02%
Nonperforming assets to gross loans             .25%      .36%        .25%        .36%
Annualized net chargeoffs to gross loans        .18%      .15%        .15%        .17%
Reserve for loan losses
  to gross loans                               1.85%     1.90%       1.85%       1.90%
Reserve for loan losses times
  nonperforming assets                         7.64x     5.42x       7.64x       5.42x


Bancorporation continues to introduce innovative new products and services and new methods to deliver those products and services. For example, commercial customers can now receive check imaging on CD-ROM. Small business strategy is being implemented throughout the state, offering new products such as Capital Line and VISA Business Credit Card. Capital Line is a line of credit for business customers, and VISA Business Credit Card offers business customers separate credit lines for employees and management reporting of card activity. Bancorporation continues to expand and improve facilities with five branches currently under construction and the addition of eleven ATM's in the last year, with three added in the second quarter.

ACQUISITIONS: (dollars in thousands)
Bancorporation continues to look for opportunities to expand business though acquisitions. In the second quarter, the Bancorporation purchased assets and assumed deposits of three offices of another financial institution. Total assets purchased were $3,989. Deposits assumed totaled $47,583. A premium of $3,505 was paid for deposits. An acquisition of a branch in Chester from another institution is planned for the third quarter of 1997. Total assets purchased will be approximately $900 and deposits assumed will be approximately $22,600. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $2,375.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS   (continued)


INVESTMENT SECURITIES: (dollars in thousands)

As of June 30, 1997, the investment portfolio was $525,601 compared to $466,696 for the same period in 1996. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 89.34% U.S. Government obligations as of June 30, 1997 as compared to 88.30% for the same period in 1996. The remainder of the investment portfolio principally consists of municipal bonds owned by the Bank and equity securities owned by Bancorporation.


LOANS:

Growth in loans is attributed primarily to strong loan demand. The loan portfolio mix did not change significantly and no major change is expected in 1997. The growth was funded by deposits acquired through acquisitions and growth in core deposits and short-term borrowings.

CAPITAL RATIOS:
                                                                      June 30
                                                                  1997     1996

Tier I leverage ratio                                            5.76%    5.77%
Risk based capital ratio total                                  10.38%   10.77%
        Tier I                                                   8.95%    9.16%
        Tier II                                                  1.43%    1.61%

Regulatory agencies divide capital into Tier I, consisting of stockholders' equity less ineligible intangible assets, and Tier II, consisting of the allowable portion of the reserve for loan losses and certain long-term debt. Capital adequacy is measured by applying both capital levels to the Bank's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under SFAS No. 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

Regulatory guidelines require a minimum total capital to risk-adjusted assets ratio of 8 percent (with 50 percent consisting of tangible common stockholders' equity) and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total risk based capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.

Although acquisitions in the second quarter reduced Tier I capital by $3,635, the Bank remains well- capitalized by regulatory standards. Although the effect of the expected acquisition in the third quarter will affect risk-based capital, that transaction is not expected to affect the Bank's status as well-capitalized by regulatory standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME (CONTINUED):

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS* (DOLLARS IN THOUSANDS)

                               QUARTER ENDED JUNE 30,
     Average Volume                              Interest                     Average Rate
 1997                  1996                1997            1996            1997         1996

$1,329,859           $1,160,825             $29,351         $25,337              8.85         8.78
   486,838              432,722               6,897           6,527              5.68         6.07
    35,867               39,024                 772             811              8.63         8.36
    17,733               12,670                 238             171              5.38         5.43
     9,568               12,150                 177             204              7.42         6.75

 1,879,865            1,657,391              37,435          33,050              7.99         8.02
 ----------           ----------             -------         -------


    76,712               63,681
    52,270               47,487
    25,975               22,977

   154,957              134,145

$2,034,822           $1,791,536
===========          ===========


$1,428,004           $1,286,246              13,985          12,415              3.93         3.88

   150,036              108,183               1,829           1,289              4.89         4.79
     8,868               10,915                 184             221              8.32         8.14

 1,586,908            1,405,344              15,998          13,925              4.04         3.99



   292,568              253,200
    13,952               13,257

   306,520              266,457

   141,394              119,735


$2,034,822           $1,791,536
===========          ===========

                                                                                 3.95         4.03

                                            $21,437         $19,125              4.57         4.64
                                            ========        ========             =====        =====



                                                    Variance Due To
                                                   Rate         Volume       Variance
 INTEREST-EARNING ASSETS:
 Loans                                               $274          $3,740         $4,014
 Taxable investment securities                       (398)           $768            370
 Non-taxable investment securities                     29            ($68)           (39)
 Federal funds sold                                    (1)            $68             67
 Other earning assets                                  21            ($48)           (27)

      Total interest-earning assets                   (75)          4,460          4,385


 NONINTEREST-EARNING ASSETS:
 Cash and due from banks
 Premises and equipment
 Other, less reserve for loan losses

      Total noninterest-earning assets

 TOTAL ASSETS


 INTEREST-BEARING LIABILITIES:
 Deposits                                             177          $1,393          1,570
 Federal funds purchased and securities
   sold under agreements to repurchase                 28            $512            540
 Long-term debt                                         6            ($43)           (37)

      Total interest-bearing liabilities              211           1,862          2,073


 NONINTEREST-BEARING LIABILITIES:
 Demand deposits
 Other liabilities

      Total noninterest-bearing liabilities

 Stockholders' equity

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY


 Interest rate spread

 Net Interest Margin                                ($286)         $2,598         $2,312
                                                    ======         =======        ======

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NET INTEREST INCOME (CONTINUED):

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS* (DOLLARS IN THOUSANDS)

                                  FOR SIX MONTHS ENDED JUNE 30,
   Average Volume                          Interest                    Average Rate
1997                1996               1997         1996              1997    1996

$1,304,793        $1,140,675             $56,983     $50,031              8.81       8.82
   470,977           431,621              13,384      13,039              5.73       6.08
    37,662            40,563               1,610       1,686              8.55       8.31
    31,139            19,814                 804         518              5.21       5.26
    10,227            12,164                 344         403              6.78       6.66

 1,854,798         1,644,837              73,125      65,677              7.95       8.03



    78,746            65,636
    51,546            46,135
    26,370            24,090

   156,662           135,861

$2,011,460        $1,780,698



$1,409,986        $1,284,039              27,195      25,120              3.89       3.93

   155,521           110,179               3,751       2,604              4.86       4.75
     9,250            11,121                 373         447              8.13       8.08

 1,574,757         1,405,339              31,319      28,171              4.01       4.03



   284,400           244,369
    13,667            13,675

   298,067           258,044

   138,636           117,315


$2,011,460        $1,780,698
===========       ===========
                                                                          3.94       4.00

                                         $41,806     $37,506              4.54       4.59


                                                             Variance Due To
                                                           Rate       Volume            Variance
 INTEREST-EARNING ASSETS:
 Loans                                                      ($277)        $7,229              $6,952
 Taxable investment securities                               (783)         1,128                 345
 Non-taxable investment securities                             48           (124)                (76)
 Federal funds sold                                            (9)           295                 286
 Other earning assets                                           7            (66)                (59)

      Total interest-earning assets                        (1,014)         8,462               7,448


 NONINTEREST-EARNING ASSETS:
 Cash and due from banks
 Premises and equipment
 Other, less reserve for loan losses

      Total noninterest-earning assets

 TOTAL ASSETS


 INTEREST-BEARING LIABILITIES:
 Deposits                                                   ($375)        $2,450              $2,075
 Federal funds purchased and securities
   sold under agreements to repurchase                         45          1,102               1,147
 Long-term debt                                                 2            (76)                (74)

      Total interest-bearing liabilities                     (328)         3,476               3,148


 NONINTEREST-BEARING LIABILITIES:
 Demand deposits
 Other liabilities

      Total noninterest-bearing liabilities

 Stockholders' equity

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY

 Interest rate spread

 Net interest margin                                        ($686)        $4,986              $4,300

* Interest income and rates are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME: (dollars in thousands)
The increase in net interest income in the second quarter was due to growth in interest earning assets, primarily commercial and residential mortgage loans. The yield increased on non-taxable investment securities due to replacing matured securities with investments at a higher yield.

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

Provision and Reserve for Loan Losses:  (dollars in thousands)

                                                   Quarter ended     Six Month Ended
                                                      June 30,            June 30,
Reserve for loan losses:                           1997     1996      1997     1996
Balance at beginning of period                   $24,097  $21,632   $23,483  $21,153
Provision for loan losses                          1,403    1,290     2,400    2,310
Chargeoffs                                        (1,025)    (817)   (1,643)  (1,601)
Recoveries                                           441      395       676      638
Net chargeoffs                                      (584)    (422)     (967)    (963)
Balance at end of period                         $24,916  $22,500   $24,916  $22,500
Nonperforming assets                             $ 3,262  $ 4,150   $ 3,262  $ 4,150

Annualized net chargeoffs to:
Average loans                                        .18%     .15%      .15%     .17%
Loans at end of period                               .17%     .14%      .14%     .16%
Reserve for loan losses                             9.38%    7.50%     7.76%    8.56%

NONINTEREST INCOME AND EXPENSE:  (dollars in thousands)
Total noninterest income increased $677 or 12.94% and $1,406 or 13.92% for the quarter and six months ended June 30, 1997, respectively. Growth in both periods was primarily due to an increase in service charges on deposit accounts as the result of growth in the number of deposit accounts and an increased emphasis on collecting service fees formerly waived. Also adding to the increase was a one time securities gain of $48 in the second quarter.

Total noninterest expense was up $2,322 or 14.79% and $4,207 or 13.61% for the quarter and six months ended June 30, 1997, respectively. Most of the increase in both periods was due to an increase in goodwill amortization related to new branch acquisitions and a related increase in salaries and employee benefits.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual Meeting of Shareholders of Registrant was held on April 23, 1997. At the meeting, Shareholders voted to fix the number of Directors at 18 for 1997, and the 18 Nominees named in Registrant's Proxy Statement, dated March 14, 1997, were elected as Directors for a term of 1 year. No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees listed in the Proxy Statement.

Item 5.  Other Information (dollars in thousands).

On June 19, 1997, Registrant purchased the assets and assumed the deposits of three offices of another financial institution located in Abbeville, Jonesville and Laurens, South Carolina. Total assets purchased were $3,989 and deposits assumed totaled $47,583. A premium of $3,505 was paid on deposits purchased and will be amortized over five years using the straight-line method of amortization.

Pro forma financial information is not attached for the purchase since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).

Registrant also has entered into an agreement to purchase an office from another institution. Total assets purchased will be approximately $900 and deposits assumed will be approximately $22,600. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $2,375. This acquisition is expected to close in the third quarter of 1997.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits
       11   Statement Re Computation of Earnings Per Share
       27   Financial Data Schedule

(b)    No reports on Form 8-K were filed during the quarter ended June 30, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    FIRST CITIZENS BANCORPORATION
                                    OF SOUTH CAROLINA, INC.
                                    (Registrant)





Dated:            08/12/97          By: /s/ Jay C. Case
                                    Jay C. Case, Treasurer
                                    (Chief Financial Officer)