Form 10-Q
period 1997-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1997-11-10
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended September 30, 1997          Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South  Carolina                             57-0738665
 -----------------------------------           --------------------------------
(State  or  other  jurisdiction  of            (IRS Employer Identification No.)
  incorporation or organization)

                1230 Main Street
          Columbia, South Carolina                                 29201
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (803)  733-3456
                                                     ------------------

                                    No Change
 -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at October 31, 1997
                   -----                    ------------------------------------

 Voting Common Stock, $5.00 Par Value                        892,813 Shares
 Non-voting Common Stock, $5.00 Par Value                     36,409 Shares

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)


                                                                           September 30,        December 31,     September 30,
                                                                                1997               1996               1996
                                                                            -----------         ------------    --------------
ASSETS
Cash and due from banks                                                       $95,303              $103,844             $73,939
                                                                              -------              --------             -------

Interest-bearing deposits in financial institutions                             8,325                11,300              11,300

Investment securities:
  Held-to-maturity                                                            545,610               467,798             451,039
  Available-for-sale                                                           29,883                17,653              16,038
                                                                               -------              -------             -------
Total securities                                                              575,493               485,451             467,077
                                                                              -------              --------             -------

Federal funds sold                                                                  0                     0               4,300
Gross loans                                                                 1,382,262             1,269,779           1,250,174
  Less:  Reserve for loan losses                                              (25,564)              (23,483)            (23,587)
                                                                             -------              --------             -------

Net loans                                                                   1,356,698             1,246,296           1,226,587
                                                                             -------              --------             -------

Other real estate owned                                                           490                   518                 776
Other assets                                                                  110,607               100,290              99,030
                                                                             -------              --------             -------

     TOTAL ASSETS                                                          $2,146,916            $1,947,699          $1,883,009
                                                                           ==========            ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                     $303,644              $283,590            $275,377
  Time & Savings                                                            1,492,629             1,377,482           1,346,549
                                                                            ---------             ---------           ---------
Total deposits                                                              1,796,273             1,661,072           1,621,926
Securities sold under repurchase agreements                                   171,049               132,891             111,748
Other liabilities                                                              28,189                21,095              22,765
                                                                            ---------             ---------           ---------

     TOTAL LIABILITIES                                                      1,995,511             1,815,058           1,756,439
                                                                            ---------             ---------           ---------


Stockholders' Equity:
  Preferred stock                                                               3,282                 3,282               3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 1997 and
    December 31, 1996 - 36,409  and September 30, 1996 - 46,069                   182                   182                 230
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 1997, December 31, 1996
   and September 30, 1996 - 892,813                                             4,464                 4,464               4,464
  Surplus                                                                      55,000                55,000              55,000
  Undivided profits                                                            76,596                60,688              55,791
  Unrealized gain on investment securities available-for-sale,
  net of taxes                                                                 11,881                 9,025               7,803
                                                                            ---------             ---------           ---------

     TOTAL STOCKHOLDERS' EQUITY                                               151,405               132,641             126,570
                                                                            ---------             ---------           ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,146,916            $1,947,699          $1,883,009
                                                                           ==========             =========           =========


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)


                                                                   Quarter Ended                    Nine Months Ended
                                                                   September 30,                      September 30,
                                                   ----------------------------------------  -----------------------------------
                                                        1997            1996             %     1997       1996              %
                                                   ---------------------------------------    ----------------------------------
Interest income and fees:
  Loans                                              $30,493         $27,044        12.75%   $87,303    $76,911         13.51%
  United States Government obligations                 7,318           6,433        13.76%    20,527     19,292          6.40%
  Mortgage-backed securities                              21              25       -16.00%        68         80        -15.00%
  Tax-exempt securities                                  476             496        -4.03%     1,522      1,592         -4.40%
  Other securities and federal funds sold                569             410        38.78%     1,846      1,456         26.79%
                                                     -------         -------       -------   -------     ------        -------
                                                      38,877          34,408        12.99%   111,266     99,331         12.02%
                                                     -------         -------       -------   -------     ------        -------

Interest expense:
  Deposits                                            14,676          12,950        13.33%    41,871     38,070          9.98%
  Short-term borrowings                                1,928           1,418        35.97%     5,679      4,022         41.20%
  Long-term borrowings                                   225             206         9.22%       598        653         -8.42%

                                                      16,829          14,574        15.47%    48,148     42,745         12.64%
                                                     -------         -------       -------   -------     ------        -------


Net interest income                                   22,048          19,834        11.16%    63,118     56,586         11.54%
Provision for loan losses                                448           1,513       -70.39%     2,848      3,823        -25.50%
                                                     -------         -------       -------   -------     ------        -------

Net interest income after
  provision for loan losses                           21,600          18,321        17.90%    60,270     52,763         14.23%
                                                     -------         -------       -------   -------     ------        -------


Noninterest income:
  Service charges on deposit accounts                  3,760           3,241        16.01%    10,416      8,762         18.88%
  Fees for other customer services                     2,135           1,791        19.21%     6,032      5,235         15.22%
  Securities gains                                         3               0       100.00%        51          0        100.00%
  Other                                                  526             518         1.54%     1,435      1,657        -13.40%
                                                     -------         -------       -------   -------     ------        -------
                                                       6,424           5,550        15.75%    17,934     15,654         14.56%
                                                     -------         -------       -------   -------     ------        -------

Noninterest expense:
  Salaries and employee benefits                       8,071           7,207        11.99%    24,360     21,386         13.91%
  Net occupancy expense                                  741             681         8.81%     2,086      1,864         11.91%
  Furniture and equipment expense                        517             419        23.39%     1,313      1,227          7.01%
  Depreciation expense                                 1,207             921        31.05%     3,152      2,536         24.29%
  Amortization of intangibles                          2,169           1,912        13.44%     6,509      5,162         26.09%
  Other                                                5,575           6,025        -7.47%    15,982     15,905          0.48%
                                                     -------         -------       -------   -------     ------        -------
                                                      18,280          17,165         6.50%    53,402     48,080         11.07%
                                                     -------         -------       -------   -------     ------        -------

Income before income taxes                             9,744           6,706        45.30%    24,802     20,337         21.96%
Applicable income taxes                                3,409           2,354        44.82%     8,765      7,173         22.19%
                                                     -------         -------       -------   -------     ------        -------

Net Income                                            $6,335          $4,352        45.57%   $16,037    $13,164         21.82%
                                                     =======         =======      ========   =======     ======        =======


Net Income per common share                            $6.77           $4.58        47.86%    $17.12     $13.86         23.52%

Weighted average common
shares outstanding                                   929,222         940,533        -1.20%   929,222    940,713         -1.22%



FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands)



                                                       Non-                                               Unrealized         Total
                                                     Voting       Voting                                     Gain on        Stock-
                                     Preferred       Common       Common                    Undivided     Investment      holders'
                                         Stock        Stock        Stock        Surplus       Profits     Securities        Equity
                                    -----------   ----------  -----------   ------------  ------------  -------------  ------------

Balance at December 31, 1995            $3,282         $254       $4,464        $55,000       $43,152         $5,934      $112,086
Net income                                                                                     13,164                       13,164
Preferred stock dividends                                                                        (128)                        (128)
Reacquired non-voting
   common stock                                         (24)                                     (397)                        (421)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                            1,869         1,869
                                        -------     --------   --------          ------     ---------         ------      ---------
Balance at September 30, 1996            3,282          230        4,464         55,000        55,791          7,803       126,570
Net income                                                                                      5,790                        5,790
Preferred stock dividends                                                                         (43)                         (43)
Reacquired non-voting
   common stock                                         (48)                                     (850)                        (898)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                            1,222         1,222
                                        --------     --------    --------        ------       -------          ------      -------
Balance at December 31, 1996             3,282          182        4,464         55,000        60,688          9,025       132,641
Net income                                                                                     16,037                       16,037
Preferred stock dividends                                                                        (129)                        (129)
Change in unrealized gain
   on investment securities
   available-for-sale, net of taxes                                                                            2,856         2,856
                                       --------     --------    --------        ------       -------          ------      ---------
Balance at September 30, 1997           $3,282         $182       $4,464        $55,000       $76,596        $11,881      $151,405
                                       ========     ========    ========        =======      ========        =======      ========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)

                                                                                           Nine Months Ended
                                                                                           September 30, 1997
                                                                                   ---------------------------------
                                                                                           1997               1996
                                                                                   ---------------------------------
Cash Flows From Operating Activities:
  Net Income                                                                            $16,037             $13,164
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                             2,848               3,823
    Depreciation and amortization                                                         9,740               7,705
    Accretion of investment securities                                                     (116)               (178)
    Provision for deferred income taxes                                                 (19,430)             (1,519)
    (Gains)/losses on sales of premises and equipment                                         2                (105)
    (Increase)/decrease in interest income accrued, not collected                        (1,221)              1,500
     Increase/(decrease) in accrued interest payable                                        162                (250)
    Originations of loans held for resale                                               (51,483)            (50,309)
    Proceeds from sales of loans held for resale                                         54,852              46,527
    Losses/(gains) on sales of loans held for resale                                        150                (148)
    Decrease/(increase) in other assets                                                   8,935                (775)
    Increase/(decrease) in other liabilities                                                247                (852)
                                                                                   =================================
  Net Cash Provided By Operating Activities                                              20,723              18,583
                                                                                   =================================

Cash Flows From Investing Activities:
    Net increase in loans                                                              (113,468)           (110,921)
    Proceeds from maturities of investment securities, held-to-maturity                 187,901              62,885
    Purchases of investment securities, held-to-maturity                               (265,597)            (61,951)
    Net decrease in interest bearing deposits                                             2,975               1,375
    Increase in federal funds sold                                                            0              (4,300)
    Proceeds from sales of premises and equipment                                           634                 427
    Purchases of premises and equipment                                                  (9,317)             (8,214)
    Decrease/(increase) in other real estate owned                                           28                (303)
    Net increase in intangible assets                                                      (436)               (139)
    Purchase of institutions, net of cash acquired                                       77,247              44,988
                                                                                   =================================
      Net Cash Used In Investing Activities                                            (120,033)            (76,153)
                                                                                   =================================

Cash Flows From Financing Activities:
    Net increase in deposits                                                             47,632              51,200
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                                     38,158              (6,759)
    Net increase/(decrease) in long term borrowing                                        5,108              (1,275)
    Cash dividends paid                                                                    (129)               (128)
    Reacquired common stock                                                                   0                (421)

                                                                                   =================================
      Net Cash Provided By Financing Activities                                          90,769              42,617
                                                                                   =================================

Decrease in cash and due from banks                                                      (8,541)            (14,953)
Cash and due from banks at beginning of period                                          103,844              88,892
                                                                                   =================================
Cash and due from banks at end of period                                                $95,303             $73,939
                                                                                   =================================



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of  Bancorporation's  significant  accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1996. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1996 Annual Report.

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement, which was adopted on January 1, 1997, establishes a new framework for accounting for transfers, sales and servicing of financial assets and extinguishments of liabilities. The statement requires an entity to recognize each of the components of the financial instruments it controls, derecognize the components of the assets it has surrendered control over and derecognize liabilities which it has paid or been legally released from. In that Bancorporation had previously adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", the effects of adopting SFAS No. 125 were not material to the consolidated financial statements.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


SUMMARY (dollars in thousands):

                                                         Quarter ended                Nine Months Ended
                                                         September 30,                  September 30,
                                               ------------------------------    -----------------------------
SELECTED AVERAGE BALANCES:                          1997            1996              1997            1996
--------------------------                          ----            ----              ----            ----
Total assets                                   $2,120,210         $1,853,435       $2,048,410       $1,805,148
Gross loans                                     1,365,995          1,226,628        1,325,418        1,169,535
Short-term borrowed funds                         156,463            112,281          155,838          110,885
Long-term debt                                     11,456             10,476            9,993           10,904
Noninterest bearing deposits                      302,211            257,164          290,402          248,665
Total deposits                                  1,789,980          1,592,218        1,726,618        1,549,860
Stockholders' Equity                              147,188            124,234          141,518          119,638

QUALITY DATA:
-------------
Nonperforming assets                                 3,183              3,413           3,183             3,413
Net chargeoffs/(recoveries)                           (200)               426             767             1,389
Reserve for loan losses                             25,564             23,587          25,564            23,587
Gross loans                                      1,382,262          1,250,174       1,382,262         1,250,174

RATIOS:
-------
Return on assets                                      1.20%                .94%           1.04%               .97%
Return on equity                                     17.22%              15.49%          15.11%             14.67%
Nonperforming assets to gross loans                    .23%                .27%            .23%               .27%
Annualized net chargeoffs/(recoveries)  to
gross loans                                          (.06%)                .14%            .08%               .15%
Reserve for loan losses to gross loans                1.85%               1.89%           1.85%              1.89%
Reserve for loan losses times
   nonperforming assets                               8.03x              6.91x           8.03x             6.91x

Bancorporation continues to introduce innovative new products and services and new methods to deliver those products and services. PC Banking is now available to our customers. Through personal computers and our PC Banking software, customers can now have access to their accounts 24 hours a day. Customers can also pay bills electronically through PC Banking.


ACQUISITIONS (dollars in thousands):

Bancorporation continues to look for opportunities to expand business though acquisitions. In the third quarter, the Bancorporation purchased assets and assumed deposits of a branch of another financial institution. Total assets purchased were $977. Deposits assumed totaled $22,736. A premium of $2,387 was paid for deposits. An acquisition of a branch from another institution is planned for the fourth quarter of 1997. Total assets purchased will be approximately $10,825 and deposits assumed will be approximately $13,825. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $1,348.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS   (continued)
--------------------------------------------------------------------------------
INVESTMENT SECURITIES (dollars in thousands):

As of September 30, 1997, the investment portfolio was $575,493 compared to $467,077 for the same period in 1996. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 88.74% U.S. Government obligations as of September 30, 1997 as compared to 88.23% for the same period in 1996. The remainder of the investment portfolio primarily consists of municipal bonds owned by the Bank and equity securities owned by Bancorporation.


LOANS:

Growth in loans is attributed primarily to strong loan demand. The loan portfolio mix did not change significantly and no major change is expected in 1997. The growth was funded by deposits acquired through acquisitions and growth in core deposits and short-term borrowings.

CAPITAL RATIOS:
                                                   September 30
                                                ------------------
                                                1997          1996
                                                ----          ----

Tier I leverage ratio                           5.78%          5.72%
Risk based capital ratio total                 10.52%         10.36%
     Tier I                                     9.12%          8.81%
     Tier II                                    1.40%          1.55%


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

Regulatory guidelines require a minimum total capital to risk-adjusted assets ratio of 8 percent (with 50 percent consisting of tangible common stockholders' equity) and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total risk based capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. Although acquisitions in the third quarter reduced Tier I capital by $2,387, the Bank remains well-capitalized by regulatory standards. Although the effect of the expected acquisition in the fourth quarter will affect risk-based capital, that transaction is not expected to affect the Bank's status as well-capitalized by regulatory standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis* (dollars in thousands)

                            Quarter Ended September 30,
                            ---------------------------
     Average Volume           Interest           Average Rate                                                  Variance Due To
     --------------            --------           ------------                                                 ---------------
 1997          1996        1997       1996     1997      1996                                            Rate      Volume   Variance
 ----          ----        ----       ----     ----      ----                                             ----      ------  --------
                                                              Interest-earning assets:

$1,365,995   $1,226,628  $30,578    $27,104   8.88      8.79  Loans                                       $380      $3,094   $3,474
   520,797      428,251    7,398      6,514   5.64      6.05  Taxable investment securities               (421)      1,305      884
    34,201       37,551      731        763   8.55      8.13  Non-taxable investment securities             40         (72)     (32)
    26,050       12,039      361        154   5.50      5.09  Federal funds sold                            14         193      207
     8,936       11,725      150        200   6.66      6.79  Other earning assets                          (4)        (46)     (50)
-----------  ----------  -------    -------                                                                ----      ------    -----
 1,955,979    1,716,194   39,218     34,735   7.96      8.05       Total interest-earning assets             9       4,474     4,483
 ----------  ----------  -------     -------                                                               ----      ------    -----
                                                              Noninterest-earning assets:
    79,962       62,125                                       Cash and due from banks
    55,123       48,924                                       Premises and equipment
    29,146       26,192                                       Other, less reserve for loan losses
   -------      -------
   164,231      137,241                                            Total noninterest-earning assets
----------   ----------
$2,120,210   $1,853,435                                       TOTAL ASSETS
==========   ==========
                                                              Interest-bearing liabilities:
$1,487,769   $1,335,054  $14,677    $12,951   3.91      3.86  Deposits                                    $233      $1,493    $1,726
                                                              Federal funds purchased and securities
   156,463      112,281    1,927      1,418   4.89      5.02    sold under agreements to repurchase        (31)        540       509
    11,456       10,476      225        205   7.79      7.78  Long-term debt                                 1          19        20
-----------  ----------   ------     ------                                                                ---       -----     -----
 1,655,688    1,457,811   16,829     14,574   4.03      3.98       Total interest-bearing liabilities      203       2,052     2,255
----------    ---------   ------     ------                                                                ---       -----     -----

                                                              Noninterest-bearing liabilities:
   302,211      257,164                                       Demand deposits
    15,123       14,226                                       Other liabilities
   -------     --------
   317,334      271,390                                            Total noninterest-bearing liabilities
   -------     --------
   147,188      124,234                                       Stockholders' equity
   -------     --------
                                                              TOTAL LIABILITIES AND
$2,120,210   $1,853,435                                         STOCKHOLDERS' EQUITY
==========   ==========
                                              3.93      4.07  Interest rate spread
                                              ====      ====
                           $22,389   $20,161  4.54      4.67  Net Interest Margin                        ($194)    $2,422     $2,228
                           =======   =======  ====      ====                                             ======    ======     ======



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INTEREST INCOME (Continued):

Taxable Equivalent Rate/Volume Variance Analysis* (dollars in thousands)

                       Nine Months Ended September 30,
                       -------------------------------
    Average Volume             Interest         Average Rate                                                 Variance Due To
    --------------             --------         ------------                                                 ---------------
1997          1996         1997        1996    1997     1996                                                 Rate   Volume  Variance
----          ----         ----        ----    ----     ----                                                 ----   ------  --------
                                                                Interest-earning assets:
$1,325,418  $1,169,535     $87,561   $77,154   8.83    8.81    Loans                                         $84   $10,323  $10,407
   487,766     430,490      20,782    19,553   5.70    6.07    Taxable investment securities              (1,220)    2,449    1,229
    36,496      39,551       2,341     2,449   8.55    8.26    Non-taxable investment securities              88      (196)    (108)
    29,424      17,204       1,165       673   5.29    5.23    Federal funds sold                              7       485      492
     9,792      12,016         494       603   6.75    6.70    Other earning assets                            4      (113)    (109)
     -----      ------         ---       ---                                                              -------   ------   ------
 1,888,896   1,668,796     112,343   100,432   7.95    8.04         Total interest-earning assets         (1,037)   12,948   11,911
 ---------   ---------     -------   -------   ----    ----                                               -------   ------   ------


                                                               Noninterest-earning assets:
    79,156      64,457                                         Cash and due from banks
    52,752      47,072                                         Premises and equipment
    27,606      24,823                                         Other, less reserve for loan losses
 ---------  ----------
   159,514     136,352                                              Total noninterest-earning assets
 ---------   ---------
$2,048,410  $1,805,148                                         TOTAL ASSETS
==========  ==========

                                                               Interest-bearing liabilities:
$1,436,216  $1,301,195     $41,871   $38,070   3.90    3.91    Deposits                                    ($148)   $3,949   $3,801
                                                               Federal funds purchased and securities
   155,838     110,885       5,679     4,022   4.87    4.85      sold under agreements to repurchase          15     1,642    1,657
     9,993      10,904         598       653   8.00    8.00    Long-term debt                                  0       (55)     (55)
  --------   ---------      ------    ------                                                                -----   ------    ------
 1,602,047   1,422,984      48,148    42,745   4.02    4.01         Total interest-bearing liabilities      (133)    5,536    5,403
----------   ---------      ------    ------                                                                ----     -----    -----

                                                               Noninterest-bearing liabilities:
   290,402     248,665                                         Demand deposits
    14,443      13,861                                         Other liabilities
  --------    --------
   304,845     262,526                                              Total noninterest-bearing liabilities
  --------    --------
   141,518     119,638                                         Stockholders' equity
  --------     -------
                                                               TOTAL LIABILITIES AND
$2,048,410  $1,805,148                                           STOCKHOLDERS' EQUITY
==========  ==========
                                               3.93    4.03    Interest rate spread
                                               =====   ====
                           $64,195   $57,687   4.53    4.62    Net interest margin                         ($904)   $7,412   $6,508
                           =======   =======   ====    ====                                                =====    ======   ======

* Interest income and rates are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------
NET INTEREST INCOME (dollars in thousands):
The increase in net interest income in the third quarter was due to growth in interest-earning assets, primarily commercial and residential mortgage loans. The yield increased on non-taxable investment securities due to replacing matured securities with investments at a higher yield.

PROVISION AND RESERVE FOR LOAN LOSSES (dollars in thousands):
The provision for loan losses reflects management's assessment of the adequacy of the reserve for loan losses to absorb potential losses inherent in the loan portfolio due to a decline in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions and historical credit loss experience.


                                               Quarter ended               Nine Months Ended
                                               September 30,                 September 30,
                                               -------------                 -------------
Reserve for loan losses:                      1997        1996           1997          1996
                                              ----        ----           ----          ----
Balance at beginning of period               $24,916     $22,500        $23,483      $21,153
Provision for loan losses                        448       1,513          2,848        3,823
                                              ------     -------        -------       -------
Chargeoffs                                      (560)       (704)        (2,203)      (2,305)
Recoveries                                       760         278          1,436          916
                                              ------     -------        -------       -------
Net (chargeoffs)/recoveries                      200        (426)          (767)      (1,389)
                                              ------     -------        -------       -------
Balance at end of period                     $25,564     $23,587        $25,564      $23,587
                                             -------     -------        -------      -------

Nonperforming assets                          $3,183     $ 3,413      $   3,183      $ 3,413

Annualized net chargeoffs/(recoveries) to:
    Average loans                               (.06%)       .14%           .08%         .16%
    Loans at end of period                      (.06%)       .14%           .07%         .15%
    Reserve for loan losses                    (3.13%)      7.22%          4.00%        7.85%



NONINTEREST INCOME AND EXPENSE  (dollars in thousands):
Total noninterest income increased $874 or 15.75% and $2,280 or 14.56% for the quarter and nine months ended September 30, 1997, respectively. Growth in both periods was primarily due to an increase in service charges on deposit accounts as the result of growth in the number of deposit accounts and an increased emphasis on collecting service fees formerly waived.

Total noninterest expense was up $1,115 or 6.50% and $5,322 or 11.07% for the quarter and nine months ended September 30, 1997, respectively. Most of the increase in both periods was due to an increase in goodwill amortization related to new branch acquisitions and a related increase in salaries and employee benefits.

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

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information (dollars in thousands).

On August 14, 1997, Registrant purchased the assets and assumed the deposits of an office of another financial institution located in Chester, South Carolina. Total assets purchased were $977 and deposits assumed totaled $22,736. A premium of $2,387 was paid on deposits purchased and will be amortized over five years using the straight-line method of amortization.

Pro forma financial information is not attached for the purchase since the business acquired is not considered a "significant subsidiary" per Rule 1-02(v).

Registrant also has entered into an agreement to purchase an office from another institution. Total assets purchased will be approximately $10,825 and deposits assumed will be approximately $13,825. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $1,348. This acquisition is expected to close in the fourth quarter of 1997.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

       11         Statement Re Computation of Earnings Per Share
       27         Financial Data Schedule

(b) No reports on Form 8-K were filed  during the quarter  ended  September  30,
1997

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





                                            FIRST CITIZENS BANCORPORATION
                                            OF SOUTH CAROLINA, INC.
                                            (Registrant)





Dated:         11/10/97                     By: /s/ Jay C. Case
                                                Jay C. Case, Treasurer
                                                (Chief Financial Officer)