Form 10-K
period 1997-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1998-03-13
CIK 708848

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended 12/31/97                Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

State of South Carolina                              57-0738665
(State or other jurisdiction of           (IRS Employer Identification No.)
-------------------------------           ---------------------------------
incorporation or organization)

                1230 Main Street
          Columbia, South Carolina                                     29201
          ------------------------                                     -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number including area code   (803) 733-3456

Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock, $5.00 per value
                          -----------------------------

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Voting Common Stock held by non-affiliates as of March 6, 1998 was $122,159,450. The Registrant's voting Preferred Stock is not regularly traded and has no quoted prices and therefore has no readily ascertainable market value.

As of March 6, 1998, there were 892,813 outstanding shares of the Registrant's Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference into Parts I and II.

      (2) Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, are incorporated by reference into Part III.

PART I.

ITEM 1. BUSINESS
      First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation" or "Registrant"), a South Carolina corporation, is a bank holding company organized in 1982 which owns all the outstanding stock of First-Citizens Bank and Trust Company of South Carolina ("Bank"). The Bank, which is the principal asset and source of income of Bancorporation, is engaged in the general banking business throughout South Carolina and offers complete retail, commercial banking and trust services. The net income of the Bank constituted approximately 101% of the consolidated net income of Bancorporation for the year ended December 31, 1997, and the assets of the Bank constituted approximately 99% of the consolidated assets of Bancorporation at December 31, 1997. Wateree Enterprises, Inc., a wholly-owned subsidiary of the Bank, through its wholly-owned subsidiary, Wateree Life Insurance Company, a South Carolina corporation, issues credit life, accident and health insurance on borrowers from the Bank. Another wholly-owned subsidiary of Wateree Enterprises, Inc. is Wateree Agency, Inc., a South Carolina corporation, which acts as agent for the sale of insurance to the Bank's customers.

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

FIRST-CITIZENS BANK AND TRUST COMPANY OF SOUTH CAROLINA
      The Bank was organized as a state bank in 1964. Its predecessor, Anderson Brothers Bank, was organized in 1936. As measured by deposits, the Bank is the fifth largest commercial bank in South Carolina and has 130 offices throughout South Carolina.
      The Bank is an insured bank and is supervised, examined and regulated by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions.
    For the year ended December 31, 1997, approximately 67.3% of the revenues of the Bank were derived from interest and fees on loans, 17.7 % from income on investment securities, 0.9% from income on temporary investments, 0.8% from trust fees, 8.2% from service charges on deposit accounts and 5.1% from other sources.
      During 1997, the Bank acquired branch locations in Sumter, Abbeville, Laurens, Jonesville, Beaufort and Chester, South Carolina, from other financial institutions. Further information concerning these transactions is contained in the section entitled "Management's Discussion and Analysis" of the Registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.
      Commercial Banking Services. The Bank provides a wide range of traditional commercial banking and related financial services to customers engaged in manufacturing, wholesaling, retailing, providing services, buying and selling real estate, and agriculture, and to institutions and agencies of state government. It makes commercial loans for various purposes, including working capital, real estate financing, equipment financing and floor plan loans for automobile dealers. As of December 31, 1997, commercial and real estate loans accounted for approximately 73% of the Bank's total loans. Interest and fees on commercial and real estate loans constituted 46% of the Bank's operating revenues for the year ended December 31, 1997.
      Consumer Services. The Bank provides a full range of consumer banking services, including checking accounts, savings programs, installment lending services, real estate loans, trust accounts, travelers' cheques and safe deposit facilities through its branch offices in South Carolina. The Bank provides automated teller machines in over 118 locations and participates in an electronic transfer network which presently gives customers access to their accounts through automated teller machines worldwide. The Bank issues MasterCard and VISA cards. As of December 31, 1997, consumer loans accounted for approximately 25% of the Bank's total loan portfolio. Interest and fees for consumer loans and services contributed 19% of the Bank's operating revenues for the year ended December 31, 1997.
      Trust Services. Through its trust department, the Bank offers a full range of trust services. To individuals, the services offered include acting as executor and administrator of decedents' estates, trustee of various types of trusts, guardian of estates of minors and incompetents, portfolio management service, investment counseling and assistance in estate planning. For corporations, offered services include acting as registrar, transfer agent, dividend paying agent for stock issues, and as trustee for bond and debenture issues and pension and profit sharing plans. Fees for trust services contributed 0.8% of the Bank's operating revenues for the year ended December 31, 1997.

STATISTICAL DATA
      Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 3 through 18 of the Registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

NON-BANKING SUBSIDIARY
      Wateree Life Insurance Company issues credit life insurance on borrowers from the Bank. All policies in excess of $30,000 are reinsured by another insurance company. All individual accident and health policies are also insured by another insurance company. The company had earned premiums of $896,765 or 0.5% of Bancorporation's consolidated operating revenues for the year ended December 31, 1997. For the year ended December 31, 1997, Wateree had income of $409,129. Total insurance in force amounted to $55,981,000 at December 31, 1997.
      Wateree Agency, Inc. acts as agent for the sale of insurance to the Bank's customers. Net income for the year ended December 31, 1997 was not material.

EMPLOYEES OF BANCORPORATION
      Bancorporation has no salaried employees. As of December 31, 1997, the Bank and its subsidiaries had 1,074 full-time equivalent employees. Bancorporation and its subsidiaries are not parties to any collective bargaining agreement and relations with employees are considered to be good.

COMPETITION
      Because South Carolina allows statewide branch banking, the Bank must compete in local markets throughout the state with other depository institutions. The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similar activities, both for local business in individual communities and for business in the national market. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies, other businesses and individuals.
      A factor which has also increased competition in the Bank's local markets is reciprocal interstate banking legislation. South Carolina law allows bank holding companies in 12 other Southeastern states and the District of Columbia to acquire banks and bank holding companies in South Carolina, provided that reciprocal legislation has been passed in such other state or district. As a result, a number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation (among them four of the largest in the Southeastern United States) have acquired banks located in South Carolina with which the Bank competes in its local markets. The Bank is the fifth largest bank in South Carolina in terms of assets, but is the largest bank owned by a South Carolina based holding company.
      During September 1994, Congress adopted new legislation which, subject to certain limitations, permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Also, beginning June 1, 1997 and subject to certain limitations, the Interstate Banking Law permits banks to merge with one another across state lines. Each state can authorize mergers earlier than that date and also can choose to permit out-of-state banks to open branch offices within that state's borders. Alternatively, a state can opt out of interstate branching by adopting legislation before June 1, 1997. As of March 1998, South Carolina has not adopted any such legislation in response to the Interstate Banking Law.

ITEM 2.  PROPERTIES
      Bancorporation owns in fee simple 1 piece of property having a book value at December 31, 1997 of $59,646. To the limited extent necessary, it occupies space owned by the Bank. Bancorporation's and the Bank's principal office is located at 1230 Main Street in Columbia, South Carolina.
      The Bank owns in fee simple 180 properties having a book value at December 31, 1997 of $44,728,498 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the Bank. In addition, the Bank leases 35 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management of the Bank to be adequate. Rental expense paid for these properties in 1997 was approximately $528,000, which was offset by $850,00 in rental income.
      The properties leased and owned are all generally considered adequate for the Bank's purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the Bank's operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.
      For information concerning Bancorporation's commitments under current leasing arrangements, see Note 14 to Bancorporation's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
      Neither Bancorporation nor its subsidiary, the Bank, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
      The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on the inside cover of the Registrant's 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
      The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on Page 1 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 3 through 18 of the Registrant's 1997 Annual Report to Shareholders. The statistical disclosures for bank holding companies required by Guide 3 are included therein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 19 through 35 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information under the captions "PROPOSAL 2: ELECTION OF DIRECTORS", "Executive Officers",and "Section 16(a) Benefincial Ownership Reporting Compliances", of Bancorporation's definitive Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
      The information under the captions "Directors' Fees", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan" of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES", "OWNERSHIP OF SECURITIES BY MANAGEMENT" and "REQUIRED REPORTS OF BENEFICIAL OWNERSHIP" of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information in Footnotes (4) and (6) to the table under the caption "PROPOSAL 2: ELECTION OF DIRECTORS", and the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management", of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1998, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1)  Financial Statements:
          The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiary included in the Registrant's 1997 Annual Report to Shareholders are incorporated by reference in Item 8 from pages 19 through 35 of the Annual Report:

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

                3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1997 Annual Report on Form 10-K).

                10.1a   Term Loan Agreement (incorporated herein by reference to
                        Exhibit 10.1 in the Registrant's 1987 Annual Report on Form 10-K).

                10.1b Credit Agreement between First-Citizens Bancorporation of South Carolina and Wachovia Bank, N.A.

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

                13. Registrant's 1997 Annual Report to Shareholders, filed herewith.

                22. Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 22 in the Registrant's 1995 Annual Report on Form 10-K, as amended by form 10-K/A).

                27.     Financial Data Schedule, filed herewith.

              **99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 22, 1998.

                * Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

                ** Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

       (b)Reports on Form 8-K:
          No reports on Form 8-K were filed during the three month period ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    03/13/98                        FIRST CITIZENS BANCORPORATION
                                               OF SOUTH CAROLINA, INC.
                                                   (Registrant)


                                            By: /s/ Jay C. Case
                                                -------------------
                                             Jay C. Case, Treasurer and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      SIGNATURES                            TITLE                       DATE
      ----------                            -----                       ----
 /s/ E. Hite Miller, Sr.           Chairman of the Board              03/13/98
-------------------------                                         ------------------
 E. Hite Miller, Sr.

 /s/ Frank B. Holding              Vice Chairman of the Board         03/13/98
-------------------------                                         ------------------
 Frank B. Holding

 /s/ Jim B. Apple                  President and Director             03/13/98
-------------------------                                         ------------------
 Jim B. Apple

 /s/ Jay. C. Case                  Treasurer and Chief                03/13/98
-------------------------                                         ------------------
 Jay C. Case                       Financial Officer

 /s/ Richard W. Blackmon           Director                           03/13/98
-------------------------                                         ------------------
  Richard W. Blackmon

 /s/ George H. Broadrick           Director                           03/13/98
-------------------------                                         ------------------
  George H. Broadrick

 /s/ T. E. Brogdon                 Director                           03/13/98
-------------------------                                         ------------------
  T. E. Brogdon

  /s/ Laurens W. Floyd             Director                           03/13/98
-------------------------                                         ------------------
  Laurens W. Floyd

-------------------------                                         ------------------
 William E. Hancock, III           Director

 /s/ Robert B. Haynes              Director                           03/13/98
-------------------------                                         ------------------
 Robert B. Haynes

 /s/ Wycliffe E. Haynes            Director                           03/13/98
-------------------------                                         ------------------
 Wycliffe E. Haynes

 /s/ Lewis M. Henderson            Director                           03/13/98
-------------------------                                         ------------------
 Lewis M. Henderson

 /s/ Carmen P. Holding             Director                           03/13/98
-------------------------                                         ------------------
 Carmen P. Holding



    SIGNATURES                     TITLE                               DATE
    ----------                     -----                               ----

/s/ Dan H. Jordan                 Director                           03/13/98
-------------------------                                         ------------------
Dan H. Jordan

 /s/ N. Welch Morrisette, Jr.     Director                           03/13/98
-----------------------------                                     ------------------
N. Welch Morrisette, Jr.

/s/ E. Perry Palmer               Director                           03/13/98
-------------------------                                         ------------------
E. Perry Palmer

/s/ William E. Sellers            Director                           03/13/98
-------------------------                                         ------------------
William E. Sellers

/s/ Henry F. Sherrill             Director                           03/13/98
-------------------------                                         ------------------
Henry F. Sherrill


Jack S. Stanley                   Director
-------------------------                                         ------------------

FORM 10-K
--------------------------------------------------------------------------------
EXHIBIT INDEX


Exhibit Number                      Exhibit
--------------                      -------

       3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K)

       3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1997 Annual Report on Form 10-K).

       10.1a      Term Loan Agreement (incorporated herein by reference to
                  Exhibit 10.1 of the Registrant's 1987 Annual Report on Form 10-K)

       10.1b Credit Agreement between First-Citizens Bancorporation of South Carolina and Wachovia Bank, N.A.

       10.2 Retirement Agreement between T. E. Brogdon and the Bank (incorporated herein by reference to Exhibit 10.2 of the Registrant's 1988 Annual Report on Form 10-K)

       10.3 Employment Contract between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.3 of the Registrant's 1988 Annual Report on Form 10-K)

       13.        Registrant's 1997 Annual Report to Shareholders

       22. Subsidiaries of Registrant (incorporated herein by reference to Exhibit 22 of the Registrant's 1995 Annual Report on Form 10-K/A)

       27.        Financial Data Schedule (Electronic filing only)

       99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 22, 1998.* *Pursuant to Rule 12b-23(a) (3), this exhibit is not being filed.