Form 10-Q
period 1998-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1998-05-12
CIK 708848

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended March 31, 1998              Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                                 57-0738665
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                1230 Main Street
          Columbia, South Carolina                        29201
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (803)  733-3456
                                                   -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at April 30, 1998
             -----                                -----------------------------
  Voting Common Stock, $5.00 Par Value                     892,813 Shares
  Non-voting Common Stock, $5.00 Par Value                  36,409 Shares

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)





                                                                  March 31,     December 31,      March 31,
                                                                     1998           1997           1997
                                                                 -----------    -----------    ------------
ASSETS
Cash and due from banks                                          $   111,163    $   126,276    $    93,561
Interest-bearing deposits in financial institutions              $     7,700          7,700          9,575

Investment securities:
  Held-to-maturity                                                   589,863        556,496        499,280
  Available-for-sale                                                  36,567         31,913         18,768

Total securities                                                     626,430        588,409        518,048
Federal funds sold                                                    47,800         11,900         15,600
Gross loans                                                        1,437,676      1,428,437      1,302,803
  Less:  Reserve for loan losses                                     (26,306)       (26,135)       (24,097)
                                                                 -----------    -----------    ------------
Net loans                                                          1,411,370      1,402,302      1,278,706
Other real estate owned                                                  381            572            656
Other assets                                                         115,892        113,318        102,120
                                                                 -----------    -----------    ------------
     TOTAL ASSETS                                                $ 2,320,736    $ 2,250,477    $ 2,018,266
                                                                 ===========    ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                         $   326,920    $   346,934    $   297,574
  Time & Savings                                                   1,564,024      1,532,486      1,415,899
                                                                 -----------    -----------    ------------
Total deposits                                                     1,890,944      1,879,420      1,713,473
Securities sold under repurchase agreements                          189,963        184,168        143,300
Long-term debt:
    Company obligated mandatorily redeemable capital securities of subsidiary trust holding junior subordinated debentures
    of the Company                                                    50,000              0              0
  Term loan                                                            6,875          7,500          9,575
  Other long-term debt                                                     0          6,983              0
Other liabilities                                                     16,351         13,988         13,788
                                                                 -----------    -----------    ------------
     TOTAL LIABILITIES                                             2,154,133      2,092,059      1,880,136

Stockholders' Equity:
  Preferred stock                                                      3,282          3,282          3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 1998,
    December 31, 1997 and March 31, 1997 - 36,409                        182            182            182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 1998, December 31, 1997
   and March 31, 1997 - 892,813                                        4,464          4,464          4,464
  Surplus                                                             55,000         55,000         55,000
  Undivided profits                                                   88,564         82,287         65,453
  Accumulated other comprehensive income                              15,111         13,203          9,749
                                                                 -----------    -----------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                      166,603        158,418        138,130
                                                                 -----------    -----------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 2,320,736    $ 2,250,477    $ 2,018,266
                                                                 ===========    ===========    ============

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(dollars in thousands, except for per share amounts)




                                                                                          Three Months Ended
                                                                                                March 31,
                                                                         ------------------------------------------------------
                                                                            1998                  1997                      %
                                                                         -------------------------------------------------------
Interest income and fees:
  Loans                                                                    $ 30,913              $ 27,448                 12.62
  United States Government obligations                                        7,749                 6,394                 21.19
  Mortgage-backed securities                                                     17                    24                (29.17)
  Tax-exempt securities                                                         450                   545                (17.43)
  Other securities and federal funds sold                                       873                   803                  8.72
                                                                           --------              --------

                                                                             40,002                35,214                 13.60
                                                                           --------              --------
Interest expense:
  Deposits                                                                   14,709                13,210                 11.35
  Short-term borrowings                                                       2,458                 1,922                 27.89
  Long-term borrowings                                                          362                   189                 91.53
                                                                           --------              --------

                                                                             17,529                15,321                 14.41
                                                                           --------              --------

Net interest income                                                          22,473                19,893                 12.97
Provision for loan losses                                                       281                   997                (71.82)
                                                                           --------              --------
Net interest income after
  provision for loan losses                                                  22,192                18,896                 17.44
                                                                           --------              --------

Noninterest income:
  Service charges on deposit accounts                                         3,721                 3,272                 13.72
  Fees for other customer services                                            2,294                 1,953                 17.46
  Other                                                                         627                   455                 37.80
                                                                           --------              --------

                                                                              6,642                 5,680                 16.94

Noninterest expense:
  Salaries and employee benefits                                              8,750                 7,940                 10.20
  Net occupancy expense                                                         748                   660                 13.33
  Furniture and equipment expense                                               434                   420                  3.33
  Depreciation expense                                                        1,377                   912                 50.99
  Amortization of intangibles                                                 2,014                 2,129                 (5.40)
  Other                                                                       5,768                 5,037                 14.51
                                                                           --------              --------

                                                                             19,091                17,098                 11.66
                                                                           --------              --------

Income before income taxes                                                    9,743                 7,478                 30.29
Applicable income taxes                                                       3,424                 2,670                 28.24
                                                                           --------              --------

Net Income                                                                 $  6,319              $  4,808                 31.43
                                                                           ========              ========
-------------------------------------------------------------------------------------------------------------------------------

Net Income per common share - Basic                                        $   6.80              $   5.13                 32.56

Weighted average common
shares outstanding                                                          929,222               929,222                  0.00

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED (dollars in thousands)



                                                             Non-                                         Accumulated      Total
                                                           Voting   Voting                                  Other         Stock-
                                            Preferred      Common   Common                Undivided     Comprehensive     holders'
                                                Stock       Stock    Stock     Surplus      Profits         Income        Equity
                                           -----------   --------- --------   --------- ------------    --------------  -----------

Balance at December 31, 1996                   $3,282        $182   $4,464     $55,000      $60,688         $9,025        $132,641
Comprehensive income:
  Net income                                                                                  4,808
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $390                                                                                                   724
Total comprehensive income                                                                                                   5,532
Preferred stock dividends                                                                       (43)                           (43)
                                                -----        ----    -----      ------       ------        -------        --------

Balance at March 31, 1997                       3,282         182    4,464      55,000       65,453          9,749         138,130
Comprehensive income:
  Net income                                                                                 16,962
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $1,860                                                                                               3,454
Total comprehensive income                                                                                                  20,416
Preferred stock dividends                                                                      (128)                          (128)
                                                -----        ----   ------      ------      -------        -------        --------
Balance at December 31, 1997                    3,282         182    4,464      55,000       82,287         13,203         158,418
Comprehensive income:
  Net income                                                                                  6,319
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $1,027                                                                                               1,908
Total comprehensive income                                                                                                   8,227
Preferred stock dividends                                                                       (42)                           (42)
                                               ------        ----   ------     -------      -------        -------        --------
Balance at March 31, 1998                      $3,282        $182   $4,464     $55,000      $88,564        $15,111        $166,603
                                               ======        ====   ======     =======      =======        =======        ========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                           1998               1997
                                                                                   --------------------------------
Cash Flows From Operating Activities:
  Net Income                                                                             $6,319             $4,808
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                               281                997
    Depreciation and amortization                                                         3,390              3,041
    Amortiztion/(accretion) of investment securities                                        247                (54)
    Provision for deferred income taxes                                                  (6,876)            (6,143)
    (Gains)/losses on sales of premises and equipment                                        58                 (4)
    (Increase)/decrease in interest income accrued, not collected                        (1,986)                25
     Increase/(decrease) in accrued interest payable                                        654               (147)
    Originations of loans held for resale                                               (30,611)           (65,199)
    Proceeds from sales of loans held for resale                                         31,516             60,650
    Gains on sales of loans held for resale                                                 (97)              (174)
    Decrease in other assets                                                              7,448              4,297
    Increase in other liabilities                                                         1,709              2,840
    Other operating activities                                                                0                  0
                                                                                   ================================
  Net Cash Provided By Operating Activities                                              12,052              4,937
                                                                                   ================================

Cash Flows From Investing Activities:
    Net increase in loans                                                               (10,157)           (28,666)
    Proceeds from maturities of investment securities, held-to-maturity                  70,433             63,245
    Purchases of investment securities, held-to-maturity                               (104,047)           (94,673)
    Purchases of investment securities, available-for-sale                               (1,719)                 0
    Net decrease in interest bearing deposits in financial institutions                       0              1,725
    Increase in federal funds sold                                                      (35,900)           (15,600)
    Proceeds from sales of premises and equipment                                           470                 66
    Purchases of premises and equipment                                                  (5,906)            (1,461)
    Decrease/(increase) in other real estate owned                                          191               (138)
    Net increase in intangible assets                                                      (199)              (165)
    Purchase of institutions, net of cash acquired                                            0             15,355
                                                                                   ================================
      Net Cash Used In Investing Activities                                             (86,834)           (60,312)
                                                                                   ================================

Cash Flows From Financing Activities:
    Net increase in deposits                                                             11,524             35,151
    Increase in federal funds purchased and securities sold under repurchase
        agreements                                                                        5,795             10,409
    Net increase/(decrease) in long term borrowing                                       52,000                  0
    Maturities of term loan                                                                (625)              (425)
    Repayment  of term loan                                                              (8,983)                 0
    Cash dividends paid                                                                     (42)               (43)

                                                                                   ================================
      Net Cash Provided By Financing Activities                                          59,669             45,092
                                                                                   ================================

Decrease in cash and due from banks                                                     (15,113)           (10,283)
Cash and due from banks at beginning of period                                          126,276            103,844
                                                                                   ================================
Cash and due from banks at end of period                                               $111,163            $93,561
                                                                                   ================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation"), significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1997. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1997 Annual Report, except for the following:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that changes in the amounts of comprehensive income items, currently reported as separate components of equity, be shown in a financial statement, displayed as prominently as other financial statements. The most common components of other comprehensive income include foreign currency translation adjustments, minimum pension liability adjustments and/or unrealized gains and losses on available-for-sale securities. SFAS No. 130 does not require a specific format for the new financial statement, but does require that an amount representing total comprehensive income be reported. Bancorporation adopted SFAS No. 130, effective January 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of
(a) financial and descriptive information about reportable operating segments,
(b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to Bancorporation's financial statements and (c) information regarding revenues derived from Bancorporation's products and services, information about major customers and information related to geographic areas. Bancorporation has adopted SFAS No. 131, effective January 1, 1998. Provisions of this statement provide that segmented information need not be applied to the interim financial statements in the initial year of application; therefore, Bancorporation's statements do not reflect segmented reporting.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", an amendment of SFAS Nos. 87, 88 and 106. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Bancorporation adopted SFAS No. 132, effective January 1, 1998.

YEAR 2000  (Dollars in thousands)

As discussed in its Annual Report, Bancorporation recognizes the challenges posed by the Year 2000 issue and has completed preliminary work to inventory computer systems, software and equipment containing embedded microchips, and has performed a risk assessment. Bancorporation has hired an outside consultant to further identify, test and evaluate all systems, service providers and vendors to assure Year 2000 compliance. Bancorporation has established a task force to work with the consultant in reviewing non-mainframe systems and equipment, project planning, risk management and contingency planning. The Year 2000 budget for 1998 is $535. Of this amount, $17 has been spent in the first quarter.

MANAGEMENT'S OPINION

The preceding financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments, comprised of normal recurring accruals necessary for a fair presentation of financial statements have been included. Certain amounts in prior periods have been reclassified to conform to the 1997 presentation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SUMMARY (dollars in thousands)

                                                         Quarter ended
                                                            March 31,
                                                  -------------------------
SELECTED AVERAGE BALANCES:                           1998            1997
--------------------------                           ----            ----
Total assets                                      $2,264,988     $1,988,210
Gross loans                                        1,432,214      1,279,449
Short-term borrowed funds                            205,187        161,066
Long-term debt                                        19,583          9,636
Noninterest bearing deposits                         318,456        276,141
Total deposits                                     1,862,645      1,667,937
Stockholders' Equity                                 162,228        135,848

QUALITY DATA:
-------------
Nonperforming assets                                   3,097          3,473
Net chargeoffs                                           110            383
Reserve for loan losses                               26,306         24,097
Gross loans                                        1,437,676      1,302,803

RATIOS:
-------
Return on assets                                        1.12%           .97%
Return on equity                                       15.58%         14.16%
Nonperforming assets to gross loans                      .22%           .27%
Annualized net chargeoffs to gross loans                 .03%           .12%
Reserve for loan losses to gross loans                  1.83%          1.85%
Reserve for loan losses times
  nonperforming assets                                  8.49x          6.94x

INVESTMENT SECURITIES (dollars in thousands)

As of March 31, 1998 the investment portfolio was $626,430 compared to $518,048 for the same period in 1997. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing the credit, interest rate and liquidity risk of the investment portfolio. The portfolio was comprised of 89.05% U.S. Government obligations as of March 31, 1998 as compared to 88.56% for the same period in 1997. The remainder of the investment portfolio primarily consists of municipal bonds owned by First-Citizens Bank and Trust Company of South Carolina ("Bank") and equity securities owned by Bancorporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
--------------------------------------------------------------------------------

LOANS

Growth in loans is attributed primarily to strong loan demand due to the continuing favorable interest rate environment. The loan portfolio mix did not change significantly and no major change is expected in 1998. The growth was funded by deposits acquired through acquisitions and growth in core deposits and short-term borrowings.

CAPITAL RATIOS
                                                    March 31,
                                               ------------------
                                                1998         1997
                                                ----         ----
Tier I leverage ratio                           8.07%        5.74%
Risk based capital ratio:
      Total                                    14.51%       10.44%
      Tier I                                   12.89%        8.98%
      Tier II                                   1.62%        1.46%


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

Included in the Tier I calculation, are Trust Preferred Securities issued by a new subsidiary, FCB/SC Capital Trust I. The new subsidiary was formed on March 12, 1998 as a statutory business trust and exists for the purpose of issuing and selling $50 million in Trust Preferred Securities. These securities have a 30 year maturity and will be payable at an annual rate of 8.25% semi-annually.


NET INTEREST INCOME (dollars in thousands)
The increase in net interest income in the first quarter was due to growth in interest-earning assets, primarily commercial and residential mortgage loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INTEREST INCOME (CONTINUED)

Taxable Equivalent Rate/Volume Variance Analysis* (dollars in thousands)

                          Three Months Ended March 31,
------------------------------------------------------------------------------
        Average Volume                  Interest                Average Rate
-----------------------------      ----------------------       --------------
   1998                1997          1998          1997         1998     1997
----------         ----------      -------        -------       ----      ----
$1,432,214         $1,279,449      $31,032        $27,534       8.79      8.75
   565,005            454,941        7,845          6,488       5.63      5.80
    32,003             39,476          692            838       8.65      8.49
    49,916             44,693          670            566       5.44      5.15
     7,700             10,894          123            167       6.48      6.23
----------         ----------      -------        -------
 2,086,838          1,829,453       40,362         35,593       7.84      7.91



    88,661             80,803
    61,922             50,815
    27,567             27,139
----------         ----------
   178,150            158,757
----------         ----------
$2,264,988         $1,988,210



$1,544,189         $1,391,796      $14,709        $13,210       3.86      3.86

   205,187            161,066        2,458          1,922       4.86      4.85
    19,583              9,636          362            189       7.50      7.98
----------         ----------      -------         ------
 1,768,959          1,562,498       17,529         15,321       4.02      3.99
                                   -------         ------


   318,456            276,141
    15,345             13,723
----------         ----------
   333,801            289,864
----------         ----------
   162,228            135,848
----------         ----------

$2,264,988         $1,988,210
==========         ==========                                   3.82      3.92
                                                                ====      ====

                                   $22,833        $20,272       4.44      4.50
                                   =======        =======       ====      ====





                                               Variance Due To
                                             -------------------
                                             Rate         Volume     Variance
                                             ----         ------     --------
 Interest-earning assets:
 Loans                                       $141         $3,357      $3,498
 Taxable investment securities               (192)         1,549       1,357
 Non-taxable investment securities             16           (162)       (146)
 Federal funds sold                            33             71         104
 Other earning assets                           8            (52)        (44)
                                             ----         ------      ------
      Total interest-earning assets             6          4,763       4,769


 Noninterest-earning assets:
 Cash and due from banks
 Premises and equipment
 Other, less reserve for loan losses

      Total noninterest-earning assets

 TOTAL ASSETS


 Interest-bearing liabilities:
 Deposits                                     $28         $1,471      $1,499
 Federal funds purchased and securities
   sold under agreements to repurchase          0            536         536
 Long-term debt                               (14)           187         173
                                              ---         ------      ------
      Total interest-bearing liabilities       14          2,194       2,208
                                              ---         ------      ------

 Noninterest-bearing liabilities:
 Demand deposits
 Other liabilities

      Total noninterest-bearing liabilities

 Stockholders' equity

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
 Interest rate spread

 Net interest margin                          ($8)        $2,569      $2,561
                                              ===         ======      ======

* Interest income and rates are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


PROVISION AND RESERVE FOR LOAN LOSSES (dollars in thousands)

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


                                          Three Months Ended
                                                March 31,
                                          -------------------
Reserve for loan losses:                   1998          1997
                                          -------      -------
Balance at beginning of period            $26,135      $23,483
Provision for loan losses                     281          997
                                          -------      -------
Chargeoffs                                   (709)        (618)
Recoveries                                    599          235
                                          -------      -------
Net (chargeoffs                              (110)        (383)
                                          -------      -------
Balance at end of period                  $26,306      $24,097
                                          -------      -------
Nonperforming assets                      $ 3,097      $ 3,473

Annualized net chargeoffs to:
     Average loans                            .03%         .12%
     Loans at end of period                   .03%         .12%
     Reserve for loan losses                 1.67%        6.36%



NONINTEREST INCOME AND EXPENSE  (dollars in thousands)

Total noninterest income increased $962 or 16.94% for the three months ended March 31, 1998. Most of the increase was due to an increase in service charges on deposit accounts.

Total noninterest expense was up $1,993 or 11.66% for the three months ended March 31, 1998. Most of the increase was due to the growth in the number of branches and related increases in salaries, employee benefits and other operating expenses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosure presented as part of the Bancorporation's Annual Report on form 10K for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither Registrant nor its subsidiaries, First-Citizens Bank and Trust Company of South Carolina, nor its subsidiaries, nor FCB/SC Capital Trust I, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities.

Not Applicable.

Item 3.  Defaults upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.  Other Information (dollars in thousands).

On March 24, 1998, Bancorporation announced that, through a newly formed business trust subsidiary, it completed the issuance and sale of $50 million in preferred trust capital securities. The trust securities offering was made by Bancorporation through Wheat First Securities, Inc. Bancorporation is the parent holding company of First-Citizens Bank and Trust Company of South Carolina and is headquartered in Columbia, South Carolina.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         11             Statement Re Computation of Earnings Per Share
         27             Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      FIRST CITIZENS BANCORPORATION
                      OF SOUTH CAROLINA, INC.
                      (Registrant)





Dated: 5/12/98        By: /s/ Jay C. Case
       -------            -------------------------------------
                          Jay C. Case, Executive Vice President
                          (Chief Financial Officer)