Form 10-Q
period 1998-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1998-07-30
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarter ended June 30, 1998         Commission File Number 0-11172


                  FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
                  -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

          SOUTH CAROLINA                                 57-0738665
          --------------                                 ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

                1230 MAIN STREET
          COLUMBIA, SOUTH CAROLINA                          29201
          ------------------------                          -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (803)  733-3456
                                                     ---------------

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
YES [ X ]  NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                             Outstanding at June 30, 1998
                  -----                             ----------------------------

      VOTING COMMON STOCK, $5.00 PAR VALUE                   891,748 SHARES
      NON-VOTING COMMON STOCK, $5.00 PAR VALUE                36,409 SHARES

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET - UNAUDITED (dollars in thousands)


                                                                              JUNE 30,    December 31,      June 30,
                                                                                  1998          1997           1997
                                                                              --------    -----------      --------
ASSETS
Cash and due from banks                                                        $96,354       $126,276      $103,765
Interest-bearing deposits in financial institutions                                  0          7,700         8,950

Investment securities:
  Held-to-maturity                                                             584,746        556,496       506,354
  Available-for-sale                                                            37,927         31,913        19,247
                                                                              --------    -----------      --------
Total securities                                                               622,673        588,409       525,601
Federal funds sold                                                                   0         11,900        21,800
Gross loans                                                                  1,506,088      1,428,437     1,347,074
  Less:  Reserve for loan losses                                               (27,558)       (26,135)      (24,916)
                                                                              --------    -----------      --------
Net loans                                                                    1,478,530      1,402,302     1,322,158
Other real estate owned                                                            568            572           535
Other assets                                                                   123,393        113,318       105,955
                                                                              --------    -----------      --------
     TOTAL ASSETS                                                           $2,321,518     $2,250,477    $2,088,764
                                                                            ===========    ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                                      $341,986       $346,934      $315,415
  Time & Savings                                                             1,563,427      1,532,486     1,468,839
                                                                             ---------      ---------     ---------
Total deposits                                                               1,905,413      1,879,420     1,784,254
Federal funds purchased                                                          4,000              0             0
Securities sold under repurchase agreements                                    177,806        184,168       139,514
Long-term debt:
  Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
  of the Company                                                                50,000              0             0
Term loan                                                                            0         14,483         8,750
Other liabilities                                                               15,014         13,988        12,953
                                                                             ---------      ---------     ---------
     TOTAL LIABILITIES                                                       2,152,233      2,092,059     1,945,471

Stockholders' Equity:
  Preferred stock                                                                3,282          3,282         3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 1998,
    December 31, 1997 and June 30, 1997 - 36,409                                   182            182           182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 1998 - 891,748,
   December 31, 1997 and June 30, 1997 - 892,813                                 4,459          4,464         4,464
  Surplus                                                                       55,000         55,000        55,000
  Undivided profits                                                             93,789         82,287        70,304
  Accumulated other comprehensive income                                        12,573         13,203        10,061
                                                                             ---------      ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                                                169,285        158,418       143,293
                                                                             ---------      ---------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $2,321,518     $2,250,477    $2,088,764
                                                                            ===========    ===========   ==========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                             QUARTER ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                     ------------------------------------ -----------------------------------
                                                        1998        1997            %         1998       1997          %
                                                     ----------  ----------    ---------- ----------  ----------  -----------
INTEREST INCOME AND FEES:
  Loans                                                 $32,065    $29,109       10.15      $62,978    $56,557       11.35
  United States Government obligations                    8,360      6,815       22.67       16,109     13,209       21.95
  Mortgage-backed securities                                 15         23      (34.78)          32         47      (31.91)
  Tax-exempt securities                                     390        501      (22.16)         840      1,046      (19.69)
  Other securities and federal funds sold                   633        474       33.54        1,506      1,277       17.93
                                                        -------    -------                  -------    -------
                                                         41,463     36,922       12.30       81,465     72,136       12.93
                                                        -------    -------                  -------    -------
INTEREST EXPENSE:
  Deposits                                               14,975     13,984        7.09       29,684     27,194        9.16
  Short-term borrowings                                   2,421      1,829       32.37        4,879      3,751       30.07
  Long-term borrowings                                    1,145        184      522.28        1,507        373      304.02
                                                        -------    -------                  -------    -------
                                                         18,541     15,997       15.90       36,070     31,318       15.17
                                                        -------    -------                  -------    -------

Net interest income                                      22,922     20,925        9.54       45,395     40,818       11.21
Provision for loan losses                                 2,001      1,403       42.62        2,282      2,400       (4.92)
                                                        -------    -------                  -------    -------
Net interest income after
  provision for loan losses                              20,921     19,522        7.17       43,113     38,418       12.22
                                                        -------    -------                  -------    -------

NONINTEREST INCOME:
  Service charges on deposit accounts                     4,168      3,384       23.17        7,889      6,656       18.52
  Fees for other customer services                        2,443      2,153       13.47        4,737      4,106       15.37
  Gain on sale of securities                                 28         48      (41.67)          28         48      (41.67)
  Other                                                     636        497       27.97        1,263        952       32.67
                                                        -------    -------                  -------    -------
                                                          7,275      6,082       19.62       13,917     11,762       18.32
                                                        -------    -------                  -------    -------
NONINTEREST EXPENSE:
  Salaries and employee benefits                          8,918      8,349        6.82       17,668     16,289        8.47
  Net occupancy expense                                     710        682        4.11        1,458      1,342        8.64
  Furniture and equipment expense                           476        379       25.59          910        799       13.89
  Depreciation expense                                    1,230      1,033       19.07        2,607      1,945       34.04
  Amortization of intangibles                             1,905      2,211      (13.84)       3,919      4,340       (9.70)
  Other                                                   6,328      5,370       17.84       12,096     10,407       16.23
                                                        -------    -------                  -------    -------
                                                         19,567     18,024        8.56       38,658     35,122       10.07
                                                        -------    -------                  -------    -------

Income before income taxes                                8,629      7,580       13.84       18,372     15,058       22.01
Applicable income taxes                                   2,965      2,686       10.39        6,389      5,356       19.29
                                                        -------    -------                  -------    -------

NET INCOME                                               $5,664     $4,894       15.73      $11,983     $9,702       23.51
                                                        =======    =======                  =======    =======
--------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE - BASIC                       $6.01      $5.22       15.08       $12.81     $10.35       23.74

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                      928,819    929,222       (0.04)     929,024    929,222       (0.02)

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(dollars in thousands)

                                                     Non-                                    Accumulated      Total
                                                   Voting    Voting                               Other      Stock-
                                         Preferred Common    Common             Undivided  Comprehensive   holders'
                                           Stock    Stock     Stock   Surplus    Profits           Income    Equity
                                         -------- -------- --------- ---------  ---------  -------------  ----------

Balance at December 31, 1996              $3,282     $182    $4,464   $55,000    $60,688         $9,025    $132,641
Comprehensive income:
  Net income                                                                       9,702
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $558                                                                                      1,036
Total comprehensive income                                                                                   10,738
Preferred stock dividends                                                            (86)                       (86)
                                           -----    -----     -----    ------     ------         ------     -------
Balance at June 30, 1997                   3,282      182     4,464    55,000     70,304         10,061     143,293
Comprehensive income:
  Net income                                                                      12,068
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $1,692                                                                                    3,142
Total comprehensive income                                                                                   15,210
Preferred stock dividends                                                            (85)                       (85)
                                           -----    -----     -----    ------     ------         ------     -------
Balance at December 31, 1997               3,282      182     4,464    55,000     82,287         13,203     158,418
Comprehensive income:
  Net income                                                                      11,983
  Change in unrealized loss
     on investment securities
     available-for-sale, net of taxes
     of ($339)                                                                                     (630)
Total comprehensive income                                                                                   11,353
Reacquired voting common stock                                   (5)                (396)                      (401)
Preferred stock dividends                                                            (85)                       (85)
                                          -------    -----   -------  --------   --------       --------   --------
Balance at June 30, 1998                  $3,282     $182    $4,459   $55,000    $93,789        $12,573    $169,285
                                          =======    =====   =======  ========   ========       ========   ========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED (dollars in thousands)

                                                                                    Six  Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                        1998         1997
                                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                         $11,983       $9,702
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                          2,282        2,400
    Depreciation and amortization                                                      6,523        6,247
    Amortization/(accretion) of investment securities                                    240         (140)
    Provision for deferred income taxes                                              (13,504)     (12,441)
    Gains on sales of premises and equipment                                             (60)          (5)
    Increase in interest income accrued, not collected                                (2,164)        (364)
     Increase in accrued interest payable                                                416          405
    Originations of loans held for resale                                            (69,608)     (31,167)
    Proceeds from sales of loans held for resale                                      69,029       36,123
    (Gains)/losses on sales of loans held for resale                                    (240)          98
    Decrease in other assets                                                          12,467       10,548
    Increase/(decrease) in other liabilities                                             610         (124)
                                                                                --------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           17,974       21,282
                                                                                ==========================

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (77,691)     (80,624)
    Proceeds from maturities of investment securities, held to maturity               34,523      129,163
    Purchases of investment securities, held to maturity                             (62,998)    (167,579)
    Purchases of investment securities, available-for-sale                            (6,998)           0
    Net decrease in interest bearing deposits in financial institutions                7,700        2,350
    Decrease /(increase) in federal funds sold                                        11,900      (21,800)
    Proceeds from sales of premises and equipment                                        901          321
    Purchases of premises and equipment                                              (13,448)      (4,351)
    Decrease/(increase) in other real estate owned                                         4          (17)
    Net decrease in intangible assets                                                   (451)         (48)
    Purchase of institutions, net of cash acquired                                         0       57,588
                                                                                --------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                         (106,558)     (84,997)
                                                                                ==========================

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                          25,993       58,349
    (Decrease)increase in federal funds purchased and securities sold
      under agreements to repurchase                                                  (2,362)       6,623
    Net increase in long term borrowing                                               52,000            0
    Principal repayments on long-term debt                                           (16,483)      (1,250)
    Cash dividends paid                                                                  (85)         (86)
    Reacquired common stock                                                             (401)           0
                                                                                --------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       58,662       63,636
                                                                                ==========================

DECREASE IN CASH AND DUE FROM BANKS                                                  (29,922)         (79)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                       126,276      103,844
                                                                                --------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                             $96,354     $103,765
                                                                                ==========================

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

In June 1997, the Financial Accounting Standards Board (FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of
(a) financial and descriptive information about reportable operating segments,
(b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to Bancorporation's financial statements, and (c) information regarding revenues derived from Bancorporation's products and services, information about major customers and information related to geographic areas Bancorporation has adopted SFAS No. 131 effective January 1, 1998. Provisions of this statement dictate that segmented information need not be applied to the interim financial statements in the initial year of application; therefore, Bancorporation's statements do not reflected segmented reporting.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits", an amendment of SFAS Nos. 87, 88 and 106. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Bancorporation has adopted SFAS No. 132 effective January 1, 1998.

On June 15, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Bancorporation anticipates due to non-use of derivative instruments, the adoption of SFAS No. 133 will not have any significant effect on the results of operations.

YEAR 2000  (Dollars in thousands)

Bancorporation has recognized the challenges posed by the Year 2000 issues and has completed preliminary work to inventory computer systems, software and equipment containing embedded microchips, and has performed a risk assessment. Bancorporation has hired an outside consultant to further identify, test and evaluate all systems, service providers and vendors to assure Year 2000 compliance. Bancorporation has established a task force to work with the consultant in reviewing non-mainframe systems and equipment, project planning, risk management and contingency planning. The Year 2000 budget for 1998 is $535. Actual expense for the first six months of 1998 is $122.

MANAGEMENT'S OPINION

The preceding financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising all normal recurring accruals necessary for a fair presentation of financial statements have been included. Certain amounts in prior periods have been reclassified to conform to the 1998 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


SUMMARY (dollars in thousands)



                                          Quarter Ended             Six months ended
                                              June 30,                    June 30,
                                    -------------------------    -----------------------
SELECTED AVERAGE BALANCES:               1998          1997          1998        1997
--------------------------               ----          ----          ----        ----
Total assets                          $2,327,745    $2,034,822    $2,296,541    $2,011,913
Gross loans                            1,472,238     1,329,859     1,452,337     1,304,793
Short-term borrowed funds                196,325       150,036       200,731       155,521
Long-term debt                            55,735         8,868        37,759         9,250
Noninterest bearing deposits             325,916       292,568       322,207       284,400
Total deposits                         1,889,619     1,720,572     1,876,207     1,694,413
Stockholders' equity                     170,030       141,394       166,151       138,636

QUALITY DATA:
Nonperforming assets                       3,334         3,262         3,334         3,262
Net chargeoffs                               749           584           859           967
Reserve for loan losses                   27,558        24,916        27,558        24,916
Gross loans                            1,506,088     1,347,074     1,506,088     1,347,074

RATIOS:
Return on assets                             .97%          .95%         1.04%          .96%
Return on equity                           13.26%        13.85%        14.42%        14.00%
Nonperforming assets to gross loans          .22%          .25%          .22%          .25%
Annualized net chargeoffs to gross
   loans                                     .20%          .18%          .11%          .15%
Reserve for loan losses to gross
   loans                                    1.83%         1.85%         1.83%         1.85%
Reserve for loan losses times
  nonperforming assets                     8.27X         7.64X         8.27X         7.64x


INVESTMENT SECURITIES (dollars in thousands)

As of June 30, 1998, the investment portfolio was $622,673 compared to $525,601 for the same period in 1997. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 89.55% U.S. Government obligations as of June 30, 1998 as compared to 89.34% for the same period in 1997. The remainder of the investment portfolio primarily consists of municipal bonds owned by First-Citizens Bank and Trust Company of South Carolina ("Bank") and equity securities owned by Bancorporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LOANS

Growth in loans was attributed primarily to strong loan demand due to favorable interest rates. The loan portfolio mix did not change significantly and no major change is expected in 1998. The growth was funded by an increase in core deposits, short-term borrowings and long-term borrowing.


CAPITAL RATIOS
                                                                 June 30,
                                                        ------------------------
                                                          1998            1997
                                                          ----            ----

Tier I leverage ratio                                     8.21%            5.76%
Risk based capital ratio total                           14.39%           10.38%
   Tier I                                                12.98%            8.95%
   Tier II                                                1.41%            1.43%


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

Included in the Tier I calculation are Trust Preferred Securities issued by a new subsidiary, FCB/SC Capital Trust I. The new subsidiary was formed on March 12, 1998 as a statutory business trust and has issued and sold $50 million in Trust Preferred securities, the proceeds of which were used to purchased a like amount of 8.25% junior subordinated deferrable interest debentures from Registrant. These securities have a 30-year maturity, with distribution thereon payable semi-annually at an annual rate of 8.25%.

NET INTEREST INCOME (dollars in thousands)
The increase in net interest income in the second quarter was due to growth in interest-earning assets, primarily commercial and residential mortgage loans.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------------------------
NET INTEREST INCOME (CONTINUED):

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS* (dollars in thousands)

                    QUARTER ENDED JUNE 30,
                    ----------------------
    Average Volume                 Interest         Average Rate                                             Variance Due To
    --------------                 --------         ------------                                             ---------------
     1998          1997        1998        1997     1998     1997                                          Rate    Volume  Variance
     ----          ----        ----        ----     ----     ----                                          ----    ------  --------
                                                                   INTEREST-EARNING ASSETS:
$1,472,238    $1,329,859      $32,179    $29,351    8.77     8.85  Loans                                  ($294)   $3,122    $2,828
   613,726       486,838        8,452      6,897    5.52     5.68  Taxable investment securities           (196)    1,751     1,555
    27,279        35,867          601        772    8.81     8.61  Non-taxable investment securities         18      (189)     (171)
    32,373        17,733          439        238    5.44     5.38  Federal funds sold                         2       199       201
     7,023         9,568          117        177    6.68     7.42  Other earning assets                     (17)      (43)      (60)
 ----------    ----------      -------    -------                                                          -----    -----     ------
 2,152,639     1,879,865       41,788     37,435    7.79     7.99     Total interest-earning assets        (487)    4,840     4,353
 ----------    ----------      -------    -------                                                          -----    -----     ------

                                                                   NONINTEREST-EARNING ASSETS:
    82,785        76,712                                           Cash and due from banks
    66,822        52,270                                           Premises and equipment
    25,499        25,975                                           Other, less reserve for loan losses
   -------       -------
   175,106       154,957                                              Total noninterest-earning assets
   -------       -------
$2,327,745    $2,034,822                                           TOTAL ASSETS
===========   ===========

                                                                   INTEREST-BEARING LIABILITIES:
$1,563,703    $1,428,004      $14,975    $13,985    3.84     3.93  Deposits                               ($313)   $1,303      $990
                                                                   Federal funds purchased and securities
   196,325       150,036        2,421      1,829    4.95     4.89    sold under agreements to repurchase     19       573       592
    55,735         8,868        1,145        184    8.24     8.32  Long-term debt                            (4)      965       961
   -------       -------       ------     ------                                                           -----    -----     ------
 1,815,763     1,586,908       18,541     15,998    4.10     4.04     Total interest-bearing liabilities   (298)    2,841     2,543
   -------       -------       ------     ------                                                           -----    -----     ------

                                                                   NONINTEREST-BEARING LIABILITIES:
   325,916       292,568                                           Demand deposits
    16,036        13,952                                           Other liabilities
   -------       -------
   341,952       306,520                                              Total noninterest-bearing liabilities
   -------       -------
   170,030       141,394                                           Stockholders' equity
   -------       -------

                                                                   TOTAL LIABILITIES AND
$2,327,745    $2,034,822                                             STOCKHOLDERS' EQUITY
===========   ===========

                                                    3.69     3.95  Interest rate spread
                                                    ====     ====
                              $23,247    $21,437    4.33     4.57  Net Interest Margin                    ($189)   $1,999    $1,810
                              ========   ========   =====    ====                                        ======   =======    ======

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------------------------
NET INTEREST INCOME (CONTINUED):

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS* (DOLLARS IN THOUSANDS)

                 SIX MONTHS ENDED JUNE 30,
                 -------------------------
      Average Volume            Interest          Average Rate                                          Variance Due To
      --------------            --------          ------------                                          ---------------
     1998         1997       1998     1997        1998   1997                                             Rate   Volume   Variance
     ----         ----       ----     ----        ----   ----                                             ----   ------   --------
                                                               INTEREST-EARNING ASSETS:
$1,452,337   $1,304,793    $63,211   $56,983      8.78   8.81  Loans                                   ($249)   $6,477    $6,228
   589,500      470,977     16,297    13,384      5.57   5.73  Taxable investment securities            (388)    3,301     2,913
    29,628       37,662      1,293     1,610      8.73   8.55  Non-taxable investment securities          34      (351)    (317)
    41,096       31,139      1,110       804      5.45   5.21  Federal funds sold                         35       271      306
     7,360       10,227        240       343      6.58   6.76  Other earning assets                       (9)      (94)    (103)
     -----       ------        ---       ---      ----   ----  --------------------                       ---      ----    -----
 2,119,921    1,854,798     82,151    73,124      7.81   7.95       Total interest-earning assets       (577)    9,604     9,027


                                                               NONINTEREST-EARNING ASSETS:
    85,707       78,746                                        Cash and due from banks
    64,386       51,546                                        Premises and equipment
    26,527       26,823                                        Other, less reserve for loan losses
    ------       ------
   176,620      157,115                                             Total noninterest-earning assets
   -------      -------
$2,296,541   $2,011,913                                        TOTAL ASSETS
==========   ==========

                                                               INTEREST-BEARING LIABILITIES:
$1,554,000   $1,410,013    $29,684   $27,195      3.85   3.89  Deposits                                ($283)   $2,772    $2,489
                                                               Federal funds purchased and securities
   200,731      155,521      4,879     3,750      4.90   4.86    sold under agreements to repurchase      21     1,108     1,129
    37,759        9,250      1,507       373      8.05   8.13  Long-term debt                            (13)    1,147     1,134
    ------        -----      -----       ---                                                             ----    -----     -----
 1,792,490    1,574,784     36,070    31,318      4.06   4.01       Total interest-bearing liabilities  (275)    5,027     4,752
                            ------    ------                                                            -----    -----     -----


                                                               NONINTEREST-BEARING LIABILITIES:
   322,207      284,400                                        Demand deposits
    15,693       14,093                                        Other liabilities
    ------       ------
   337,900      298,493                                             Total noninterest-bearing liabilities
   -------      -------
   166,151      138,636                                        Stockholders' equity
   -------      -------
                                                               TOTAL LIABILITIES AND
$2,296,541   $2,011,913                                          STOCKHOLDERS' EQUITY
===========  ===========
                                                  3.75   3.94  Interest rate spread
                                                  ====   ====

                           $46,081   $41,806      4.38   4.54  Net interest margin                     ($302)   $4,577    $4,275
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


                                     QUARTER ENDED            SIX MONTHS ENDED
                                        JUNE 30,                   JUNE 30,
                                  ------------------         ------------------
RESERVE FOR LOAN LOSSES:           1998         1997          1998        1997
                                   ----         ----          ----        ----
Balance at beginning of period    $26,306     $24,097        $26,135    $23,483
Provision for loan losses           2,001       1,403          2,282      2,400
                                   ------      ------         ------     ------
Chargeoffs                           (974)     (1,025)        (1,683)    (1,643)
Recoveries                            225         441            824        676
                                   ------      ------         ------     ------
Net chargeoffs                       (749)       (584)          (859)      (967)
                                   ------      ------         ------     ------
Balance at end of period          $27,558     $24,916        $27,558    $24,916
                                  -------     -------        -------    -------

Nonperforming assets              $ 3,334     $ 3,262         $ 3,334    $3,262

Annualized net chargeoffs to:
   Average loans                      .20%        .18%           .11%       .15%
   Loans at end of period             .20%        .18%           .11%       .14%
   Reserve for loan losses          10.87%       9.38%          6.23%      7.76%



NONINTEREST INCOME AND EXPENSE  (dollars in thousands)
Total noninterest income increased $1,213 or 20.10% and $2,175 or 18.57%, respectively, for the quarter and six months ended June 30, 1998. Most of the increase was due to an increase in service charges on deposit accounts.

Total noninterest expense was up $1,543 or 8.56% and $3,536 or 10.07%, respectively, for the quarter and six months ended June 30, 1998. Most of the increase was due to the growth in the number of branches and related increases in salaries, employee benefits and other operating expenses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Registrant and its subsidiaries are not parties to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 2.  Changes in Securities.

Not Applicable.

Item 3.  Defaults upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual Meeting of Shareholders of Registrant was held on April 22, 1998. At the meeting, Shareholders voted to fix the number of Directors at 18 for 1998, and the 18 Nominees named in Registrant's Proxy Statement, dated March 20, 1998, were elected as Directors for a term of 1 year. No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees listed in the Proxy Statement.

Item 5.  Other Information.

On July 13, 1998, Bancorporation's principal subsidiary, First-Citizens Bank and Trust Company of South Carolina ("FCB/SC"), entered into an inter-agency agreement with First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCB/NC"), whereby customers of FCB/SC now can make deposits, cash checks, and make loan payments at branches of FCB/NC, and vice versa. Although the two banks have similar names and are affiliates, they are separate entities, each with its own respective holding company.

On July 22, 1998, the Board of Directors approved resolutions that authorized management of Bancorporation to purchase from time to time, through private or open market transactions, shares of Bancorporation's outstanding capital stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11     Statement Re Computation of Earnings Per Share
     27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST CITIZENS BANCORPORATION
                                        OF SOUTH CAROLINA, INC.
                                        (Registrant)


Dated: 7/30/98                           By: /s/ Jay C. Case
      -------------                          ----------------------------------
                                           Jay C. Case, Executive Vice President
                                           (Chief Financial Officer)