Form 10-Q
period 1998-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1998-11-10
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For  the  quarter  ended  September  30, 1998     Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH CAROLINA                                 57-0738665
--------------------------------------------------------------------------------
 (State  or  other  jurisdiction  of        (IRS  Employer  Identification  No.)
  incorporation  or  organization)

               1230 MAIN STREET
          COLUMBIA, SOUTH CAROLINA                                     29201
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

                 Class                     Outstanding at October 31, 1998
--------------------------------------------------------------------------------

    VOTING COMMON STOCK, $5.00  PAR VALUE               886,124 SHARES
    NON-VOTING COMMON STOCK, $5.00 PAR VALUE             36,409 SHARES


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEET  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                      SEPTEMBER 30,    December 31,    September 30,
                                                                          1998             1997            1997
                                                                     ---------------  --------------  ---------------
ASSETS
Cash and due from banks . . . . . . . . . . . . . . . . . . . . . .  $      101,758   $     126,276   $       95,303
Interest-bearing deposits in financial institutions . . . . . . . .               0           7,700            8,325

Investment securities:
  Held-to-maturity. . . . . . . . . . . . . . . . . . . . . . . . .         516,987         556,496          545,610
  Available-for-sale. . . . . . . . . . . . . . . . . . . . . . . .          33,039          31,913           29,883
                                                                     ---------------  --------------  ---------------
Total securities. . . . . . . . . . . . . . . . . . . . . . . . . .         550,026         588,409          575,493
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . .          48,700          11,900                0
Gross loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,538,328       1,428,437        1,382,262
  Less:  Reserve for loan losses. . . . . . . . . . . . . . . . . .         (28,147)        (26,135)         (25,564)
                                                                     ---------------  --------------  ---------------
Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,510,181       1,402,302        1,356,698
Other real estate owned . . . . . . . . . . . . . . . . . . . . . .             449             572              490
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         128,385         113,318          110,607
                                                                     ---------------  --------------  ---------------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,339,499   $   2,250,477   $    2,146,916
                                                                     ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      346,148   $     346,934   $      303,644
  Time & Savings. . . . . . . . . . . . . . . . . . . . . . . . . .       1,589,258       1,532,486        1,492,629
                                                                     ---------------  --------------  ---------------

Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,935,406       1,879,420        1,796,273

Securities sold under repurchase agreements . . . . . . . . . . . .         166,619         184,168          171,049
Long-term debt:
  Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures
  of the Company. . . . . . . . . . . . . . . . . . . . . . . . . .          50,000               0                0
Term loan . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0          14,483           15,108
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          17,877          13,988           13,081
                                                                     ---------------  --------------  ---------------
     TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .       2,169,902       2,092,059        1,995,511

Stockholders' Equity:
  Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .           3,282           3,282            3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 1998,
    December 31, 1997 and September 30, 1997 - 36,409 . . . . . . .             182             182              182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 1998 - 887,489;
   December 31, 1997 and September 30, 1997 - 892,813 . . . . . . .           4,437           4,464            4,464
  Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,000          55,000           55,000
  Undivided profits . . . . . . . . . . . . . . . . . . . . . . . .          97,992          82,287           76,596
  Accumulated other comprehensive income. . . . . . . . . . . . . .           8,704          13,203           11,881
                                                                     ---------------  --------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .         169,597         158,418          151,405
                                                                     ---------------  --------------  ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $    2,339,499   $   2,250,477   $    2,146,916
                                                                     ===============  ==============  ===============


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENT  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS,  EXCEPT  FOR  PER  SHARE  AMOUNTS)


                                                   QUARTER ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                           -----------------------------  ----------------------------
                                             1998      1997        %        1998       1997       %
                                           --------  ---------  --------  --------  ---------  -------
INTEREST INCOME AND FEES:
  Loans . . . . . . . . . . . . . . . . .  $ 33,169  $  30,376     9.19   $ 96,147  $  86,933   10.60
  United States Government obligations. .     7,837      7,318     7.09     23,946     20,527   16.66
  Mortgage-backed securities. . . . . . .        12         21   (42.86)        44         68  (35.29)
  Tax-exempt securities . . . . . . . . .       370        476   (22.27)     1,210      1,522  (20.50)
  Other securities and federal funds sold       418        569   (26.54)     1,924      1,846    4.23
                                           --------  ---------  --------  --------  ---------  -------
                                             41,806     38,760     7.86    123,271    110,896   11.16
                                           --------  ---------  --------  --------  ---------  -------

INTEREST EXPENSE:
  Deposits. . . . . . . . . . . . . . . .    15,279     14,677     4.10     44,963     41,871    7.38
  Short-term borrowings . . . . . . . . .     2,312      1,928    19.92      7,191      5,679   26.62
  Long-term borrowings. . . . . . . . . .     1,035        225   360.00      2,542        598  325.08
                                           --------  ---------  --------  --------  ---------  -------
                                             18,626     16,830    10.67     54,696     48,148   13.60
                                           --------  ---------  --------  --------  ---------  -------

Net interest income . . . . . . . . . . .    23,180     21,930     5.70     68,575     62,748    9.29
Provision for loan losses . . . . . . . .     1,432        448   219.64      3,714      2,848   30.41
                                           --------  ---------  --------  --------  ---------  -------

Net interest income after
  provision for loan losses . . . . . . .    21,748     21,482     1.24     64,861     59,900    8.28
                                           --------  ---------  --------  --------  ---------  -------

NONINTEREST INCOME:
  Service charges on deposit accounts . .     4,222      3,760    12.29     12,111     10,416   16.27
  Fees for other customer services. . . .     2,566      2,239    14.60      7,303      6,345   15.10
  Gain on sale of securities. . . . . . .         0          3  (100.00)        28         51  (45.10)
  Other . . . . . . . . . . . . . . . . .       546        540     1.11      1,809      1,492   21.25
                                           --------  ---------  --------  --------  ---------  -------
                                              7,334      6,542    12.11     21,251     18,304   16.10
                                           --------  ---------  --------  --------  ---------  -------

NONINTEREST EXPENSE:
  Salaries and employee benefits. . . . .     9,127      8,071    13.08     26,795     24,360   10.00
  Net occupancy expense . . . . . . . . .       828        739    12.04      2,286      2,081    9.85
  Furniture and equipment expense . . . .       515        519    (0.77)     1,425      1,318    8.12
  Depreciation expense. . . . . . . . . .     1,386      1,207    14.83      3,993      3,152   26.68
  Amortization of intangibles . . . . . .     1,540      2,168   (28.97)     5,459      6,508  (16.12)
  Other . . . . . . . . . . . . . . . . .     6,901      5,576    23.76     18,997     15,983   18.86
                                           --------  ---------  --------  --------  ---------  -------
                                             20,297     18,280    11.03     58,955     53,402   10.40
                                           --------  ---------  --------  --------  ---------  -------

Income before income taxes. . . . . . . .     8,785      9,744    (9.84)    27,157     24,802    9.50
Applicable income taxes . . . . . . . . .     2,999      3,409   (12.03)     9,388      8,765    7.11
                                           --------  ---------  --------  --------  ---------  -------

NET INCOME. . . . . . . . . . . . . . . .  $  5,786  $   6,335    (8.67)  $ 17,769  $  16,037   10.80
                                           ========  =========  ========  ========  =========  =======

------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE - BASIC . . .  $   6.20  $    6.77    (8.45)  $  19.01  $   17.12   11.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING. . . . . . . . . . . .   926,579    929,222    (0.28)   928,216    929,222   (0.11)


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  -  UNAUDITED
(DOLLARS  IN  THOUSANDS)


                                                     Non-                                       Accumulated      Total
                                                    Voting    Voting                               Other         Stock-
                                        Preferred   Common    Common              Undivided    Comprehensive    holders'
                                          Stock      Stock    Stock    Surplus     Profits        Income         Equity
                                        ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1996 . . . . .  $    3,282  $   182  $ 4,464   $ 55,000  $   60,688   $        9,025   $ 132,641
Comprehensive income:
  Net income                                                                         16,037
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $1,538                                                                                         2,856
Total comprehensive income                                                                                        18,893
Preferred stock dividends                                                              (129)                        (129)
                                        ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 1997. . . . .       3,282      182    4,464     55,000      76,596           11,881     151,405
Comprehensive income:
  Net income                                                                          5,733
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $712                                                                                           1,322
Total comprehensive income                                                                                         7,055
Preferred stock dividends                                                               (42)                         (42)
                                        ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1997 . . . . .       3,282      182    4,464     55,000      82,287           13,203     158,418
Comprehensive income:
  Net income                                                                         17,769
  Change in unrealized loss
     on investment securities
     available-for-sale, net of taxes
     of ($2,422)                                                                                      (4,499)
Total comprehensive income                                                                                        13,270
Reacquired voting common stock                                   (27)                (1,936)                      (1,963)
Preferred stock dividends                                                              (128)                        (128)
                                        ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 1998. . . . .  $    3,282  $   182  $ 4,437   $ 55,000  $   97,992   $        8,704   $ 169,597
                                        ==========  =======  ========  ========  ===========  ===============  ==========


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-----------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         ----------------------
                                                                            1998        1997
                                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,769   $  16,037
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . . . . . . .      3,714       2,848
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .      9,452       9,740
    Amortization/(accretion) of investment securities . . . . . . . . .        227        (116)
    Provision for deferred income taxes . . . . . . . . . . . . . . . .    (19,074)    (19,430)
    (Gains)/losses on sales of premises and equipment . . . . . . . . .        (18)          2
    Increase in interest income accrued, not collected. . . . . . . . .     (1,837)     (1,221)
    Increase in accrued interest payable. . . . . . . . . . . . . . . .        621         162
    Originations of loans held for resale . . . . . . . . . . . . . . .   (104,414)    (51,483)
    Proceeds from sales of loans held for resale. . . . . . . . . . . .    103,094      54,852
    (Gains)/losses on sales of loans held for resale. . . . . . . . . .       (387)        150
    Decrease in other assets. . . . . . . . . . . . . . . . . . . . . .     18,873       8,935
    Increase in other liabilities . . . . . . . . . . . . . . . . . . .      3,268         247
                                                                         ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .     31,288      20,723
                                                                         ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .   (109,886)   (113,468)
    Proceeds from maturities of investment securities, held to maturity    102,299     187,901
    Purchases of investment securities, held to maturity. . . . . . . .    (62,998)   (265,597)
    Purchases of investment securities, available-for-sale. . . . . . .     (8,066)          0
    Net decrease in interest bearing deposits in financial institutions      7,700       2,975
    Increase in federal funds sold. . . . . . . . . . . . . . . . . . .    (36,800)          0
    Proceeds from sales of premises and equipment . . . . . . . . . . .      2,084         634
    Purchases of premises and equipment . . . . . . . . . . . . . . . .    (21,436)     (9,317)
    Decrease/(increase) in other real estate owned. . . . . . . . . . .        123          28
    Net decrease in intangible assets . . . . . . . . . . . . . . . . .       (689)       (436)
    Purchase of institutions, net of cash acquired. . . . . . . . . . .          0      77,247
                                                                         ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .   (127,669)   (120,033)
                                                                         ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .     55,986      47,632
    (Decrease)/increase in federal funds purchased and securities sold
      under agreements to repurchase. . . . . . . . . . . . . . . . . .    (17,549)     38,158
    Net increase in short term borrowing. . . . . . . . . . . . . . . .      2,000       5,108
    Net increase in long term borrowing . . . . . . . . . . . . . . . .     50,000           0
    Principal repayments on long-term debt. . . . . . . . . . . . . . .    (16,483)          0
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .       (128)       (129)
    Reacquired common stock . . . . . . . . . . . . . . . . . . . . . .     (1,963)          0
                                                                         ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . .     71,863      90,769
                                                                         ==========  ==========

DECREASE IN CASH AND DUE FROM BANKS . . . . . . . . . . . . . . . . . .    (24,518)     (8,541)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD. . . . . . . . . . . . .    126,276     103,844
                                                                         ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD. . . . . . . . . . . . . . . .  $ 101,758   $  95,303
                                                                         ==========  ==========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1997. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1997 Annual Report, except for the following:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes new standards for business segment reporting. Requirements of SFAS No. 131 include reporting of
(a)  financial  and descriptive information about reportable operating segments,
(b) a measure of segment profit or loss, certain specific revenue and expense items and segment assets with reconciliations of such amounts to Bancorporation's financial statements, and (c) information regarding revenues derived from Bancorporation's products and services, information about major customers, and information related to geographic areas. Bancorporation has adopted SFAS No. 131 effective January 1, 1998. Provisions of this Statement dictate that segmented information need not be applied to the interim financial statements in the initial year of application; therefore, Bancorporation's statements do not reflect segmented reporting.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of SFAS Nos. 87, 88 and 106. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Bancorporation has adopted SFAS No. 132 effective January 1, 1998.

On June 15, 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Bancorporation anticipates that due to its non-use of derivative instruments, the adoption of SFAS No. 133 will not have any significant effect on the results of operations.

MANAGEMENT'S  OPINION

The preceding financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising all normal recurring accruals necessary for a fair presentation of financial statements have been included. Certain amounts in prior periods have been reclassified to conform to the 1998 presentation.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
-----------------------------------------------------------------------------------------------
SUMMARY  (dollars  in  thousands)

                                                              Quarter Ended            Nine months ended
                                                              September 30,              September 30,
                                                         ------------------------  ------------------------
SELECTED AVERAGE BALANCES:                                  1998         1997         1998         1997
-------------------------------------------------------  -----------  -----------  -----------  -----------
Total assets. . . . . . . . . . . . . . . . . . . . . .  $2,333,847   $2,120,211   $2,309,112   $2,048,409
Gross loans . . . . . . . . . . . . . . . . . . . . . .   1,524,282    1,365,995    1,476,582    1,325,418
Short-term borrowed funds . . . . . . . . . . . . . . .     187,744      156,463      196,354      155,838
Long-term debt. . . . . . . . . . . . . . . . . . . . .      50,000       11,456       41,884        9,993
Noninterest bearing deposits. . . . . . . . . . . . . .     330,178      302,211      324,893      290,402
Total deposits. . . . . . . . . . . . . . . . . . . . .   1,905,496    1,789,980    1,886,077    1,726,618
Stockholders' equity. . . . . . . . . . . . . . . . . .     172,536      147,188      168,303      141,518

QUALITY DATA:
-------------------------------------------------------
Nonperforming assets. . . . . . . . . . . . . . . . . .       2,922        3,183        2,922        3,183
Net chargeoffs/(recoveries) . . . . . . . . . . . . . .         843         (200)       1,702          767
Reserve for loan losses . . . . . . . . . . . . . . . .      28,147       25,564       28,147       25,564
Gross loans . . . . . . . . . . . . . . . . . . . . . .   1,538,328    1,382,262    1,538,328    1,382,262

RATIOS:
-------------------------------------------------------
Return on assets. . . . . . . . . . . . . . . . . . . .         .99%        1.20%        1.03%        1.04%
Return on equity. . . . . . . . . . . . . . . . . . . .       13.41%       17.22%       14.08%       15.11%
Nonperforming assets to gross loans . . . . . . . . . .         .19%         .23%         .19%         .23%
Annualized net chargeoffs/(recoveries) to gross loans
                                                                .22%       (.06)%         .15%         .08%
Reserve for loan losses to gross loans. . . . . . . . .        1.83%        1.85%        1.83%        1.85%
Reserve for loan losses times     nonperforming assets
                                                              9.63X        8.03X        9.63X        8.03x

INVESTMENT  SECURITIES  (dollars  in  thousands)

As of September 30, 1998, the investment portfolio was $550,026 compared to $575,493 for the same period in 1997. Bancorporation continues to invest primarily in short-term U.S. Government obligations, thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 89.20% U.S. Government obligations as of September 30, 1998, as compared to 88.74% for the same period in 1997. The remainder of the investment portfolio primarily consists of municipal bonds owned by First-Citizens Bank and Trust Company of South Carolina ("Bank") and equity securities owned by Bancorporation.

LOANS

Growth in loans was attributed primarily to strong loan demand due to favorable interest rates. The loan portfolio mix did not change significantly and no major change is expected for the remainder of 1998. The growth was funded by an increase in core deposits, short-term borrowings and long-term borrowings.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS   (CONTINUED)
------------------------

CAPITAL  RATIOS
                                September 30,
                                --------------
                                 1998    1997
                                ------  ------
Tier I leverage ratio. . . . .   8.26%   5.78%
Risk-based capital ratio total  14.39%  10.52%
Tier I . . . . . . . . . . . .  13.09%   9.12%
Tier II. . . . . . . . . . . .   1.30%   1.40%

Regulatory agencies divide capital into Tier I, consisting of stockholders' equity and a limited amount of qualifying preferred stock instruments less ineligible intangible assets, and Tier II, consisting of the allowable portion of the reserve for loan losses and certain long-term debt. Capital adequacy is measured by applying both capital levels to the Bank's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under SFAS No. 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

Regulatory guidelines require a minimum total capital to risk-adjusted assets ratio of 8 percent (with 50 percent consisting of tangible common stockholders' equity) and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total risk-based capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.

NET  INTEREST  INCOME  (dollars  in  thousands)
The increase in net interest income in the third quarter was due to growth in interest-earning assets, primarily commercial and residential mortgage loans.

PROVISION  AND  RESERVE  FOR  LOAN  LOSSES  (dollars  in  thousands)
The provision for loan losses reflects management's assessment of the adequacy of the reserve for loan losses to absorb potential losses inherent in the loan portfolio due to a decline in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions and historical credit loss experience. The third quarter earnings decrease from a year ago resulted primarily from a one time loan recovery of $493 in the third quarter of 1997.

                                   QUARTER ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,      SEPTEMBER 30,
                                ------------------  ------------------
RESERVE FOR LOAN LOSSES:          1998      1997      1998      1997
                                --------  --------  --------  --------
Balance at beginning of period  $27,558   $24,916   $26,135   $23,483
Provision for loan losses. . .    1,432       448     3,714     2,848
                                --------  --------  --------  --------
Chargeoffs . . . . . . . . . .   (1,259)     (560)   (2,941)   (2,203)
Recoveries . . . . . . . . . .      416       760     1,239     1,436
                                --------  --------  --------  --------
Net chargeoffs . . . . . . . .     (843)      200    (1,702)     (767)
                                --------  --------  --------  --------
Balance at end of period . . .  $28,147   $25,564   $28,147   $25,564
                                --------  --------  --------  --------

Nonperforming assets . . . . .  $ 2,922   $ 3,183   $ 2,922   $ 3,183

Annualized net chargeoffs to:
Average loans. . . . . . . . .      .22%    (.06)%      .15%      .08%
Loans at end of period . . . .      .22%    (.06)%      .15%      .07%
Reserve for loan losses. . . .    11.98%   (3.13)%     8.06%     4.00%

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)
-------------------------------------------------------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED):

TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  ANALYSIS*  (DOLLARS  IN  THOUSANDS)

           QUARTER ENDED SEPTEMBER 30,
----------------------------------------------------
     Average Volume          Interest     Average Rate                                             Variance Due To
----------------------  ----------------  ----------                                              -----------------
   1998        1997      1998     1997    1998  1997                                               Rate     Volume    Variance
----------  ----------  -------  -------  ----  ----                                              -------  --------  ----------
                                                      INTEREST-EARNING ASSETS:
$1,524,282  $1,365,995  $33,305  $30,578  8.67  8.88  Loans                                        ($704)  $ 3,431   $   2,727
   575,480     520,797    7,935    7,398  5.47  5.64  Taxable investment securities                 (211)      748         537
    25,879      34,201      569      731  8.79  8.55  Non-taxable investment securities               21      (183)       (162)
    24,104      26,050      333      361  5.48  5.50  Federal funds sold                              (1)      (27)        (28)
         0       8,936        0      150  0.00  6.66  Other earning assets                          (150)        0        (150)
----------  ----------  -------  -------                                                          -------  --------  ----------
 2,149,745   1,955,979   42,142   39,218  7.78  7.96       Total interest-earning assets          (1,045)    3,969       2,924
----------  ----------  -------  -------                                                          -------  --------  ----------

                                                      NONINTEREST-EARNING ASSETS:
    85,853      79,962                                Cash and due from banks
    72,829      55,123                                Premises and equipment
    25,420      29,147                                Other, less reserve for loan losses
----------  ----------
   184,102     164,232                                     Total noninterest-earning assets
----------  ----------
$2,333,847  $2,120,211                                TOTAL ASSETS
==========  ==========

                                                      INTEREST-BEARING LIABILITIES:
$1,575,318  $1,487,769  $15,279  $14,677  3.85  3.91  Deposits                                     ($241)  $   843   $     602
                                                      Federal funds purchased and securities
   187,744     156,463    2,311    1,927  4.88  4.89    sold under agreements to repurchase            2       382         384
    50,000      11,456    1,036      225  8.22  7.79  Long-term debt                                  19       792         811
----------  ----------  -------  -------                                                          -------  --------  ----------
 1,813,062   1,655,688   18,626   16,829  4.08  4.03       Total interest-bearing liabilities       (220)    2,017       1,797
----------  ----------  -------  -------                                                          -------  --------  ----------

                                                      NONINTEREST-BEARING LIABILITIES:
   330,178     302,211                                Demand deposits
    18,071      15,124                                Other liabilities
----------  ----------
   348,249     317,335                                     Total noninterest-bearing liabilities
----------  ----------
   172,536     147,188                                Stockholders' equity
----------  ----------
                                                      TOTAL LIABILITIES AND
$2,333,847  $2,120,211                                  STOCKHOLDERS' EQUITY
==========  ==========

                                          3.70  3.93  Interest rate spread
                                          ====  ====

                        $23,516  $22,389  4.34  4.54  Net Interest Margin                          ($825)  $ 1,952   $   1,127
                        =======  =======  ====  ====                                              =======  ========  ==========

*  Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates,  as  applicable.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)


NET  INTEREST  INCOME  (CONTINUED):

TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  ANALYSIS*  (DOLLARS  IN  THOUSANDS)

           NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------
    Average Volume           Interest      Average Rate                                             Variance Due To
----------------------  ------------------  ----------                                              -----------------
   1998        1997       1998      1997    1998  1997                                               Rate     Volume    Variance
----------  ----------  --------  --------  ----  ----                                              -------  --------  ---------
                                                        INTEREST-EARNING ASSETS:
$1,476,582  $1,325,418  $ 96,516  $ 87,191  8.74  8.80  Loans                                        ($584)  $ 9,909   $   9,325
   584,775     487,766    24,232    20,782  5.54  5.70  Taxable investment securities                 (581)    4,031       3,450
    28,365      36,496     1,861     2,341  8.75  8.55  Non-taxable investment securities               54      (534)       (480)
    35,370      29,424     1,443     1,165  5.45  5.29  Federal funds sold                              35       243         278
     4,879       9,792       240       494  6.58  6.75  Other earning assets                           (12)     (242)       (254)
----------  ----------  --------  --------                                                          -------  --------  ---------
 2,129,971   1,888,896   124,292   111,973  7.80  7.93       Total interest-earning assets          (1,088)   13,407      12,319


                                                        NONINTEREST-EARNING ASSETS:
    85,756      79,156                                  Cash and due from banks
    67,231      52,752                                  Premises and equipment
    26,154      27,605                                  Other, less reserve for loan losses
----------  ----------
   179,141     159,513                                       Total noninterest-earning assets
----------  ----------
$2,309,112  $2,048,409                                  TOTAL ASSETS
----------  ----------


                                                        INTEREST-BEARING LIABILITIES:
$1,561,184  $1,436,216  $ 44,963  $ 41,871  3.85  3.90  Deposits                                     ($516)  $ 3,608   $   3,092
                                                        Federal funds purchased and securities
   196,354     155,838     7,191     5,679  4.90  4.87    sold under agreements to repurchase           23     1,489       1,512
    41,884       9,993     2,542       598  8.11  8.00  Long-term debt                                   4     1,940       1,944
----------  ----------  --------  --------                                                          -------  --------  ---------
 1,799,422   1,602,047    54,696    48,148  4.06  4.02       Total interest-bearing liabilities       (489)    7,037       6,548
----------  ----------  --------  --------                                                          -------  --------  ---------


                                                        NONINTEREST-BEARING LIABILITIES:
   324,893     290,402                                  Demand deposits
    16,494      14,442                                  Other liabilities
----------  ----------
   341,387     304,844                                       Total noninterest-bearing liabilities
----------  ----------
   168,303     141,518                                  Stockholders' equity
----------  ----------
                                                        TOTAL LIABILITIES AND
$2,309,112  $2,048,409                                    STOCKHOLDERS' EQUITY
==========  ==========
                                            3.74  3.91  Interest rate spread
                                            ====  ====
                        $ 69,596  $ 63,825  4.37  4.52  Net interest margin                          ($599)  $ 6,370   $   5,771
                        ========  ========                                                          =======  ========  =========

*  Interest  income  and  rates are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates,  as  applicable.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS   (CONTINUED)
------------------------

NONINTEREST  INCOME  AND  EXPENSE  (dollars  in  thousands)
Total noninterest income increased $792 or 12.11% and $2,947 or 16.10%, respectively, for the quarter and nine months ended September 30, 1998. Most of the increase was due to an increase in service charges on deposit accounts and other fee income.

Total noninterest expense was up $2,017 or 11.03% and $5,553 or 10.40%, respectively, for the quarter and nine months ended September 30, 1998. Most of the increase was due to the growth in the number of branches and related increases in salaries, employee benefits and other operating expenses.


YEAR  2000  (Dollars  in  thousands)

GENERAL - The Year 2000 ("Y2K") issue confronting Bancorporation and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval for mergers or acquisitions, or the imposition of civil money penalties.

RISKS - Like most financial service providers, Bancorporation and its operations may be significantly affected by the Y2K issue due to its dependence on information technology and date-sensitive data. Computer hardware and software and other equipment, both within and outside Bancorporation's direct control, and third parties with whom Bancorporation electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest payments or due dates and other operating functions, could generate results which are significantly misstated, and Bancorporation could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of Bancorporation's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on Bancorporation's operations and, in turn, its financial condition and results of operations.

COSTS - Bancorporation is determined to use any resources required to resolve any significant Y2K issues. Bancorporation's estimated aggregate expenses associated with Y2K matters are $3,000. This includes costs directly related to solving Y2K problems, such as modifying software and hiring Y2K consultants. The Y2K budget for 1998 was increased to $1,151 from $535 in the third quarter of 1998. Expenses for the first nine months of 1998 were $594. Bancorporation is expensing all costs associated with required system changes as those costs are incurred and are being funded through operating cash flows.


STATE OF READINESS - During March 1997, Bancorporation developed its plan to address the Y2K issue. A substantial portion of Bancorporation's data processing functions are performed by First-Citizens Bank & Trust Company, Raleigh, North Carolina ("FCBNC") on its mainframe systems and/or on systems supported by FCBNC. Bancorporation and FCBNC have hired consultants to plan and direct their Y2K compliance efforts, and Bancorporation participates on a committee made up of representatives of the consultants, FCBNC, and each of the other financial institutions for which FCBNC provides data processing services. The Committee meets periodically to monitor the status of FCBNC's compliance efforts. Periodic progress reports are made to Bancorporation's Board of Directors.

During the assessment phase of Bancorporation's Y2K plan, all systems were categorized as mainframe systems or non-mainframe systems, and as information technology ("IT") systems or non-IT systems. Further, each system was assigned to one of the following priority groups:

1. Mission Critical - Significantly impacts external customers, regulatory reporting, or solvency.
2. Operationally Dependent - Impacts the amount of time, effort or type of equipment used to accomplish the task.
3.     Supporting  Function  -  Assists  in  service  delivery.

A general plan for dealing with each system was developed and responsibilities for each system were assigned to the appropriate personnel. This phase has been completed.

REMEDIATION - For each system, a determination was made as to whether system modification, upgrade or replacement was necessary to achieve Y2K compliance, or whether the system was already Y2K compliant.
For  IT  mainframe  systems,  FCBNC  has  remediated  all  applicable  software.

For IT non-mainframe systems, FCBSC's outside consultant is responsible for coordinating with Bancorporation staff the remediation, which, in most cases, entails the installation of upgrades provided by outside vendors. Out of 90 non-mainframe systems, 26, or 29%, of the systems have been remediated and tested.

Non-IT systems are more difficult to analyze for Y2K compliance and are dependant on the vendors feedback to determine what will be necessary to achieve Y2K compliance. Bancorporation has mailed environmental letters to vendors with respect to its mission critical non-IT systems, whose responses were due by October 30, 1998. Bancorporation's Steering committee will determine in the first quarter of 1999, the action to take on the operationally dependant and supporting non-IT systems.

CONFIRMATION - To prove that the new, modified or updated systems are Y2K compliant, testing is performed in an isolated environment to assure all date sensitive data is processed accurately. Bancorporation, in conjunction with FCBNC, is testing all systems with a minimum of three dates of December 31, 1999, January 3, 2000 and February 29, 2000. Additional dates are tested, if needed, to complete comprehensive testing of each system.

There are 89 mainframe applications to be tested. As of September 30, 1998, 22, or 25%, of the systems had been tested, with 17 being approved. The 5 remaining were in the review process and not approved as of September 30, 1998. Based on its current testing schedule, Bancorporation should have completed 89% of its testing on all applications, including 92% of Mission Critical applications, by December 31, 1998. Testing on all remaining applications is due to be completed in the first half of 1999.

During early 1998, Bancorporation identified commercial customers whose existing aggregate borrowings from the Bank exceeded $300,000. Discussions have been held with each borrowing customer to assess the customer's plan for and progress toward addressing the Y2K issue. Each customer was weighted as a high, medium or low risk based on the results of the meetings. These ratings were based on the customer's preparedness, vulnerability and plans for Y2K systems. Customers rated in the medium to high risk categories will be followed up and monitored on a periodic basis. Based on these discussions, Bancorporation's management does not believe that the impact of the Y2K issue on its commercial loan portfolio will be material. The reserve for loan losses is sufficient to mitigate this risk, if needed. Consumer customers are not being monitored for Y2K as most of the loans are secured with collateral and losses, should they occur, are not expected to be material.

An analysis has been performed to determine the readiness of the Bank's large deposit base customers, (over $500,000) as related to Y2K issues. A letter and questionnaire were developed and mailed to customers on June 15, 1998, to be completed and returned by June 30, 1998. Out of 143 customers, 65, or 45%, responded. An overall review of the responses indicates awareness of the Y2K issue and that actions are being implemented to address those issues. While customers profess their readiness, they are still subject to the availability and readiness of vendors and suppliers. Bancorporation has reviewed its liquidity needs in terms of being able to respond to deposit base erosion as a result of Y2K concerns. Lines of credit have been established at other financial institutions to provide a potential source of funds and authority has been received from the Executive Committee of Bancorporation's Board of Directors to use the Federal Reserve Discount window as a source of funds, if needed.

CONTINGENCY PLANS - As of September 30, 1998, contingency plans for operational functions have been completed to insure continued operations in critical areas. Crisis management contingency plans for uncontrollable functions, such as phone, water and electrical services, are 50% completed as of the third quarter and will be 100% completed by year end.

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

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities.

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  Applicable

Item  5.  Other  Information

Registrant has entered into an agreement to purchase two offices from another financial institution. Total assets purchased will be approximately $776 and deposits assumed will be approximately $25,297. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $2,593. This acquisition is expected to close in the fourth quarter of 1998.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)  Exhibits
     11     Statement  Re  Computation  of  Earnings  Per  Share
     27     Financial  Data  Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST  CITIZENS  BANCORPORATION
                                   OF  SOUTH  CAROLINA,  INC.
                                   (Registrant)


Dated:  11/10/98                   By:  /s/ Jay C. Case
      --------------                    -------------------------------------
                                        Jay C. Case, Executive Vice President
                                        (Chief  Financial  Officer)