Form 10-K
period 1998-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1999-03-29
CIK 708848

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998       Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    State of South Carolina                             57-0738665
    -----------------------                   -------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

            1230 Main Street
        Columbia, South Carolina                           29201
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code   (803)  733-3456

Securities Registered Pursuant to Section 12(b) of the Act:


                                      None
--------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12 (g) of the Act:

                          Common Stock, $5.00 per value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Voting and Nonvoting Common Stock held by non-affiliates as of March 12, 1999 was $108,980,640. The Registrant's voting Preferred Stock is not regularly traded and has no quoted prices and therefore has no readily ascertainable market value.

As of March 12, 1999, there were 882,766 outstanding shares of the Registrant's Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Parts I and II.

     (2) Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999, are incorporated by reference into Part III.

PART I.

ITEM 1. BUSINESS
     First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation" or "Registrant"), a South Carolina corporation, is a bank holding company organized in 1982 which owns all the outstanding stock of First-Citizens Bank and Trust Company of South Carolina ("Bank"). The Bank, which is the principal asset and source of income of Bancorporation, is engaged in the general banking business throughout South Carolina and offers complete retail, commercial banking and trust services. The net income of the Bank constituted approximately 106% of the consolidated net income of Bancorporation for the year ended December 31, 1998, and the assets of the Bank constituted approximately 100% of the consolidated assets of Bancorporation at December 31, 1998. Wateree Enterprises, Inc., a wholly-owned subsidiary of the Bank, through its wholly-owned subsidiary, Wateree Life Insurance Company, a South Carolina corporation, issues credit life, accident and health insurance on borrowers from the Bank. Another wholly-owned subsidiary of Wateree Enterprises, Inc. is Wateree Agency, Inc., a South Carolina corporation, which acts as agent for the sale of insurance to the Bank's customers.

SUPERVISION AND REGULATION
     As a bank holding company, Bancorporation is subject to regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and its examination and reporting requirements. Bancorporation is likewise subject to the requirements of the BHC Act which impose certain limitations and restrictions on the degree to which Bancorporation may conduct non-banking activities and the extent to which Bancorporation may engage in merger and acquisition activities. In addition to the provisions of the BHC Act, state banking commissions serve in a supervisory and regulatory capacity with respect to bank holding company activities.
     Federal law regulates transactions among Bancorporation and its affiliates, including the amount of its banking affiliate's loans to, or investment in, non-banking affiliates. In addition, various requirements and restrictions under federal and state laws regulate the operations of Bancorporation's banking affiliate, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliate to regulation and examination by the state banking authorities and the Federal Deposit Insurance Corporation ("FDIC").
     There are various legal and regulatory limits on the extent to which Bancorporation's subsidiary bank may pay dividends or otherwise supply funds to Bancorporation. In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.
     Under FRB policy, Bancorporation is expected to act as a source of financial strength to, and commit resources to support, its subsidiary bank. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC insured depository institution. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA generally prohibits a depository institution from making any capital distribution or paying management fees to its holding company if the depository institution would thereafter be undercapitalized. In addition, undercapitalized institutions will be subject to restrictions on borrowing from the Federal Reserve System, to growth limitations and to obligations to submit capital restoration plans. In order for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee the institution's compliance with the capital restoration plan up to an amount not exceeding 5% of the depository institution's total assets. Significantly undercapitalized institutions are subject to greater restrictions, and critically undercapitalized institutions are subject to appointment of a receiver.
     FDICIA also substantially revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. FDICIA imposes substantial new examination, audit and reporting requirements on insured depository institutions. Under FDICIA, each federal banking agency must prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other standards as the agency deems appropriate.

     The FDIC has adopted or currently proposes to adopt rules pursuant to FDICIA that include: (a) real estate lending standards for banks; (b) revision of the risk-based capital rules; (c) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (d) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (e) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution; and (f) rules mandating enhanced financial reporting and audit requirements.

FIRST-CITIZENS BANK AND TRUST COMPANY OF SOUTH CAROLINA
     The Bank was organized as a state bank in 1964. Its predecessor, Anderson Brothers Bank, was organized in 1936. As measured by deposits, the Bank is the sixth largest commercial bank in South Carolina and has 132 offices throughout South Carolina.
     The Bank is an insured bank and is supervised, examined and regulated by the FDIC and the South Carolina State Board of Financial Institutions.
   For the year ended December 31, 1998, approximately 66.6% of the revenues of the Bank were derived from interest and fees on loans, 17.2% from income on investment securities, 1.3% from income on temporary investments, 0.8% from trust fees, 8.4% from service charges on deposit accounts and 5.7% from other sources.
     During 1998, the Bank acquired branch locations in Hollywood and Prosperity, South Carolina, from another financial institution. Further information concerning these transactions is contained in the section entitled "Management's Discussion and Analysis" of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.
     Commercial Banking Services. The Bank provides a wide range of traditional commercial banking and related financial services to customers engaged in manufacturing, wholesaling, retailing, providing services, buying and selling real estate, and agriculture, and to institutions and agencies of state government. It makes commercial loans for various purposes, including working capital, real estate financing and equipment financing. As of December 31, 1998, commercial and real estate loans accounted for approximately 76% of the Bank's total loans. Interest and fees on commercial and real estate loans constituted 47% of the Bank's operating revenues for the year ended December 31, 1998.
     Consumer Services. The Bank provides a full range of consumer banking services, including but not limited to checking accounts, savings programs, installment lending services, real estate loans, trust accounts and safe deposit facilities through its branch offices in South Carolina. The Bank provides automated teller machines in over 127 locations and participates in an electronic transfer network which presently gives customers access to their accounts through automated teller machines worldwide. The Bank issues MasterCard and VISA cards. As of December 31, 1998, consumer loans accounted for approximately 21% of the Bank's total loan portfolio. Interest and fees for consumer loans and services contributed 17% of the Bank's operating revenues for the year ended December 31, 1998.
     Trust Services. Through its trust department, the Bank offers a full range of trust services. To individuals, the services offered include acting as executor and administrator of decedents' estates, trustee of various types of trusts, guardian of estates of minors and incompetents, portfolio management service, investment counseling and assistance in estate planning. For corporations, offered services include acting as registrar, transfer agent, dividend paying agent for stock issues, and as trustee for bond and debenture issues and pension and profit sharing plans. Fees for trust services contributed 0.8% of the Bank's operating revenues for the year ended December 31, 1998.

STATISTICAL DATA
     Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 3 through 19 of the Registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

NON-BANKING SUBSIDIARY
         Wateree Life Insurance Company issues credit life insurance to borrowers from the Bank. All policies in excess of $30,000 and individual accident and health policies are insured by another insurance company. The company had earned premiums of $1,296,032 or 0.7% of Bancorporation's consolidated operating revenues for the year ended December 31, 1998. For the year ended December 31, 1998, Wateree had income of $687,154. Total insurance in force amounted to $84,019,000 at December 31, 1998.

        Wateree Agency, Inc. acts as agent for the sale of insurance to the Bank's customers. Net income for the year ended December 31, 1998 was not material.

EMPLOYEES OF BANCORPORATION
     Bancorporation has no salaried employees. As of December 31, 1998, the Bank and its subsidiaries had 1,147 full-time equivalent employees. Bancorporation and its subsidiaries are not parties to any collective bargaining agreement and relations with employees are considered to be good.

COMPETITION
     Because South Carolina allows statewide branch banking, the Bank must compete in local markets throughout the state with other depository institutions. The Bank is subject to intense competition from various financial institutions and other companies or firms that engage in similar activities, both for local business in individual communities and for business in the national market. The Bank competes for deposits with other commercial banks, savings and loan associations, credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies, other businesses and individuals.
     A factor which also has increased competition in the Bank's local markets is reciprocal interstate banking legislation. Prior to adoption of the federal "Interstate Banking Law" described below, South Carolina law allowed bank holding companies in 12 other Southeastern states and the District of Columbia to acquire banks and bank holding companies in South Carolina, provided that reciprocal legislation had been passed in such other state or district. As a result, a number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation (among them four of the largest in the Southeastern United States) acquired banks located in South Carolina with which the Bank competes in its local markets. The Bank is the sixth largest bank in South Carolina in terms of assets and the second largest bank owned by a South Carolina based holding company.
     During September 1994, Congress adopted new legislation which, subject to certain limitations, permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Also, beginning June 1, 1997 and subject to certain limitations, the Interstate Banking Law permitted banks to merge with one another across state lines. Each state was allowed to authorize mergers earlier than that date and also choose to permit out-of-state banks to open branch offices within that state's borders. Alternatively, a state could opt out of interstate branching by adopting legislation before June 1, 1997. As of March 1999, South Carolina has not adopted any such legislation in response to the Interstate Banking Law.

ITEM 2.  PROPERTIES
     Bancorporation owns in fee simple one piece of property having a book value at December 31, 1998 of $47,054. To the limited extent necessary, it occupies space owned by the Bank. Bancorporation's and the Bank's principal office is located at 1230 Main Street in Columbia, South Carolina.
     The Bank owns in fee simple 199 properties having a book value at December 31, 1998 of $48,262,993 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the Bank. In addition, the Bank leases 34 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management of the Bank to be adequate. Rental expense paid for these properties in 1998 was approximately $654,000, which was offset by $1,050,000 in rental income.
     The properties leased and owned are all generally considered adequate for the Bank's purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the Bank's operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.
     For information concerning Bancorporation's commitments under current leasing arrangements, see Note 6 to Bancorporation's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     Neither Bancorporation nor its subsidiary, the Bank, nor its subsidiaries, are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
     The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on the inside cover of the Registrant's 1998 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
     The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on Page 1 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis" on pages 3 through 19 of the Registrant's 1998 Annual Report to Shareholders. The statistical disclosures for bank holding companies required by Guide 3 are included therein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 20 through 39 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information under the captions "PROPOSAL 2: ELECTION OF DIRECTORS", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance", of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
     The information under the captions "Directors' Fees", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Pension Plan and other Post-Retirement Benefits" of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information under the captions "PRINCIPAL HOLDERS OF VOTING SECURITIES", and "OWNERSHIP OF SECURITIES BY MANAGEMENT" of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information in Footnotes (3) and (5) to the table under the caption "PROPOSAL 2: ELECTION OF DIRECTORS", and the information under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management", of Bancorporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 1999, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1)Financial Statements:
         The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiary included in the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in Item 8 from pages 20 through 39 of the Annual Report:

            Report of Independent Accountants
            Consolidated Statements of Condition
            Consolidated Statements of Income
            Consolidated Statements of Changes in Stockholders' Equity
              and Comprehensive Income
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

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

            3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1998 Annual Report on Form 10-K).

            10.1a  Term Loan Agreement  (incorporated  herein by reference to
                   Exhibit 10.1 in the Registrant's 1987 Annual Report on Form 10-K).

            10.1b Credit Agreement between First Citizens Bancorporation of South Carolina and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 10.1b in the Registrant's 1997 Annual Report on Form 10-K).

            10.2 Employment Agreement between E. Hite Miller, Sr. and the Bank dated April 21, 1998 (filed herewith)

            *10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and E. Hite Miller, Sr. (filed herewith).

           *10.4 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (filed herewith).

           *10.5 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jay C. Case (filed herewith).

           *10.6 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles S. McLaurin, III (filed herewith).

           *10.7 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles D. Cook (filed herewith).

           *10.8 Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

           *10.9 Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant's registration Statement No.333-60319 filed with the SEC on July 31, 1998).

           *10.10 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

            13. Registrant's 1998 Annual Report to Shareholders (filed herewith).

            22.    Subsidiaries of the Registrant (filed herewith).

            27.    Financial Data Schedule (filed herewith).

            **99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 28, 1999.

            *Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

            **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

             (b)Reports on Form 8-K:
               No reports on Form 8-K were filed during the three month period ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  03/29/99                             FIRST CITIZENS BANCORPORATION
                                                OF SOUTH CAROLINA, INC.
                                                     (Registrant)




                                                  By: /s/ Jay C. Case
                                                     ---------------------------
                                                     Jay C. Case, Treasurer and
                                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURES                         TITLE                             DATE
----------                         -----                             ----

/s/ E. Hite Miller              Chairman of the Board                03/29/99
-----------------------                                              --------
E. Hite Miller, Sr.

/s/ Frank B. Holding            Vice Chairman of the Board           03/29/99
-----------------------                                              --------
Frank B. Holding

/s/ Jim B. Apple                President and Director               03/29/99
-----------------------                                              --------
Jim B. Apple

/s/ Jay C. Case                 Treasurer and Chief                  03/29/99
-----------------------         Financial Officer                    --------
Jay C. Case

                                Director
-----------------------                                              --------
Richard W. Blackmon

s/ George H. Broadrick          Director                             03/29/99
-----------------------                                              --------
George H. Broadrick

                                Director
-----------------------                                              --------
Laurens W. Floyd

/s/ William E. Hancock          Director                             03/29/99
-----------------------                                              --------
William E. Hancock, III

/s/ Robert B. Haynes            Director                             03/29/99
-----------------------                                              --------
Robert B. Haynes

/s/ Wycliffe E. Haynes          Director                             03/29/99
-----------------------                                              --------
Wycliffe E. Haynes

/s/ Lewis M. Henderson          Director                             03/29/99
-----------------------                                              --------
Lewis M. Henderson

                                Director
-----------------------                                              --------
Carmen P. Holding

                                Director
-----------------------                                              --------
Dan H. Jordan

SIGNATURES                         TITLE                             DATE
----------                         -----                             ----

/s/ N. Welch Morrisette, Jr.    Director                             03/29/99
-----------------------                                              --------
N. Welch Morrisette, Jr.

/s/ E. Perry Palmer             Director                             03/29/99
-----------------------                                              --------
E. Perry Palmer

/s/ William E. Sellers          Director                             03/29/99
-----------------------                                              --------
William E. Sellers

/s/ Henry F. Sherrill           Director                             03/29/99
-----------------------                                              --------
Henry F. Sherrill

FORM 10-K
--------------------------------------------------------------------------------
EXHIBIT INDEX

Exhibit Number                            Exhibit
--------------                            -------

     3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K)

     3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1997 Annual Report on Form 10-K).

     10.1a        Term Loan Agreement (incorporated herein by reference to
                  Exhibit 10.1 of the Registrant's 1987 Annual Report on Form 10-K)

     10.1b Credit Agreement between First-Citizens Bancorporation of South Carolina and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 10.1b in the Registrant's 1997 Annual Report on Form 10-K).

     10.2 Employment Agreement between E. Hite Miller, Sr. and the Bank (filed herewith).

     10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and E. Hite Miller, Sr. (filed herewith).

     10.4 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (filed herewith).

     10.5 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jay C. Case (filed herewith).

     10.6 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles S. McLaurin, III (filed herewith).

     10.7 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles D. Cook (filed herewith).

     10.8 Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

     10.9 Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant's registration Statement No.333-60319 filed with the SEC on July 31, 1998).

     10.10 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

     13 Registrant's 1998 Annual Report to Shareholders (filed herewith)

     22           Subsidiaries of Registrant (filed herewith)

     27           Financial Data Schedule (filed herewith)

                  (Electronic filing only)

     99 Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 28, 1999.*

     *Pursuant to Rule 12b-23(a) (3), this exhibit is not being filed.