Form 10-Q
period 1999-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1999-05-11
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1999             Commission File Number 0-11172



              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          SOUTH  CAROLINA                             57-0738665
-------------------------------------------------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


        1230 MAIN STREET
     COLUMBIA, SOUTH CAROLINA                           29201
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's  telephone  number,  including  area  code   (803)  733-3456
                                                          ---------------

                                 NO  CHANGE
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at April 30, 1999
               -----                               -----------------------------

     Voting Common Stock, $5.00 Par Value                    882,766  Shares
     Non-voting Common Stock, $5.00 Par  Value                36,409  Shares

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-------------------------------------------------------------------------------

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEET  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                 MARCH 31,  December 31,   March 31,
                                                                   1999         1998         1998
                                                                -----------  -----------  -----------
Cash and due from banks. . . . . . . . . . . . . . . . . . . .  $  107,001   $  115,795   $  111,163
Interest-bearing deposits in financial institutions. . . . . .           -            -        7,700

Investment securities:
  Held-to-maturity . . . . . . . . . . . . . . . . . . . . . .      24,413      591,286      589,863
  Available-for-sale . . . . . . . . . . . . . . . . . . . . .     600,821       32,542       36,567
                                                                -----------  -----------  -----------
Total securities . . . . . . . . . . . . . . . . . . . . . . .     625,234      623,828      626,430
Federal funds sold . . . . . . . . . . . . . . . . . . . . . .      87,100       64,000       47,800
Gross loans. . . . . . . . . . . . . . . . . . . . . . . . . .   1,598,043    1,573,069    1,437,676
  Less:  Reserve for loan losses . . . . . . . . . . . . . . .     (28,760)     (28,306)     (26,306)
                                                                -----------  -----------  -----------
Net loans. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,569,283    1,544,763    1,411,370
Other real estate owned. . . . . . . . . . . . . . . . . . . .         207          402          381
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .     133,604      134,980      115,892
                                                                -----------  -----------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $2,522,429   $2,483,768   $2,320,736
                                                                ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  361,176   $  354,239   $  326,920
  Time & Savings . . . . . . . . . . . . . . . . . . . . . . .   1,678,972    1,683,248    1,564,024
                                                                -----------  -----------  -----------
Total deposits . . . . . . . . . . . . . . . . . . . . . . . .   2,040,148    2,037,487    1,890,944
Securities sold under repurchase agreements. . . . . . . . . .     236,725      204,702      189,963
Long-term debt:. . . . . . . . . . . . . . . . . . . . . . . .      50,000       50,000       50,000
Term loan. . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -        6,875
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      18,118       17,404       16,351
                                                                -----------  -----------  -----------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .   2,344,991    2,309,593    2,154,133

Stockholders' Equity:
  Preferred stock. . . . . . . . . . . . . . . . . . . . . . .       3,282        3,282        3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 1999,
    December 31, 1998 and March 31, 1998 - 36,409. . . . . . .         182          182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 1999 - 882,766;
   December 31, 1998 - 885,275; and March 31, 1998 - 892,813 .       4,414        4,426        4,464
  Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . .      55,000       55,000       55,000
  Undivided profits. . . . . . . . . . . . . . . . . . . . . .     107,381      102,888       88,564
  Accumulated other comprehensive income . . . . . . . . . . .       7,179        8,397       15,111
                                                                -----------  -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .     177,438      174,175      166,603
                                                                -----------  -----------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . .  $2,522,429   $2,483,768   $2,320,736
                                                                ===========  ===========  ===========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-----------------------------------------------------------------------

CONSOLIDATED  STATEMENT  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS,  EXCEPT  FOR  PER  SHARE  AMOUNTS)

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                           ----------------------------
                                             1999      1998        %
                                           --------  ---------  -------
INTEREST INCOME AND FEES:
  Loans . . . . . . . . . . . . . . . . .  $ 32,626  $ 30,913     5.54
  United States Government obligations. .     7,653     7,749    (1.24)
  Mortgage-backed securities. . . . . . .         9        17   (47.06)
  Tax-exempt securities . . . . . . . . .       342       450   (24.00)
  Other securities and federal funds sold     1,254       873    43.64
                                           --------  ---------
                                             41,884    40,002     4.70
                                           --------  ---------

INTEREST EXPENSE:
  Deposits. . . . . . . . . . . . . . . .    14,520    14,709    (1.28)
  Short-term borrowings . . . . . . . . .     2,877     2,458    17.05
  Long-term borrowings. . . . . . . . . .     1,031       362   184.81
                                           --------  ---------
                                             18,428    17,529     5.13
                                           --------  ---------

Net interest income . . . . . . . . . . .    23,456    22,473     4.37
Provision for loan losses . . . . . . . .       663       281   135.94
                                           --------  ---------

Net interest income after
  provision for loan losses . . . . . . .    22,793    22,192     2.71
                                           --------  ---------

NONINTEREST INCOME:
  Service charges on deposit accounts . .     4,100     3,721    10.19
  Fees for other customer services. . . .     2,441     2,294     6.41
  Other . . . . . . . . . . . . . . . . .       968       627    54.39
                                           --------  ---------
                                              7,509     6,642    13.05
                                           --------  ---------

NONINTEREST EXPENSE:
  Salaries and employee benefits. . . . .    10,386     8,750    18.70
  Net occupancy expense . . . . . . . . .       833       748    11.36
  Furniture and equipment expense . . . .       525       434    20.97
  Depreciation expense. . . . . . . . . .     1,681     1,377    22.08
  Amortization of intangibles . . . . . .     1,412     2,014   (29.89)
  Other . . . . . . . . . . . . . . . . .     7,076     5,768    22.68
                                           --------  ---------
                                             21,913    19,091    14.78
                                           --------  ---------

Income before income taxes. . . . . . . .     8,389     9,743   (13.90)
Applicable income taxes . . . . . . . . .     2,924     3,424   (14.60)
                                           --------  ---------

NET INCOME. . . . . . . . . . . . . . . .  $  5,465  $  6,319   (13.51)
                                           --------  ---------

                                           ============================

NET INCOME PER COMMON SHARE - BASIC . . .  $   5.89  $   6.80   (13.31)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING. . . . . . . . . . . .   919,835   929,222    (1.01)

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-----------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
(DOLLARS IN THOUSANDS)

                                                  Non-                               Accumulated    Total
                                                 Voting  Voting                         Other       Stock-
                                      Preferred  Common  Common           Undivided  Comprehensive  holders'
                                        Stock    Stock   Stock   Surplus    Profits    Income       Equity
                                        ------  ------  -------  --------  ---------  --------  ------------
Balance at December 31, 1997 . . . . .  $3,282  $  182  $4,464   $ 55,000  $ 82,287   $13,203   $158,418
Comprehensive income:
  Net income                                                                  6,319
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $1,027                                                                          1,908
Total comprehensive income                                                                         8,227
Preferred stock dividends                                                       (42)                 (42)
                                        ------  ------  -------  --------  ---------  --------  ---------
Balance at March 31, 1998. . . . . . .   3,282     182   4,464     55,000    88,564    15,111    166,603
Comprehensive income:
  Net income                                                                 17,299
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of $3,615                                                                         (6,714)
Total comprehensive income                                                                        10,585
Reacquired voting common stock                             (38)              (2,846)              (2,884)
Preferred stock dividends                                                      (129)                (129)
                                        ------  ------  -------  --------  ---------  --------  ---------
Balance at December 31, 1998 . . . . .   3,282     182   4,426     55,000   102,888     8,397    174,175
Comprehensive income:
  Net income                                                                  5,465
  Change in unrealized gain
     on investment securities
     available-for-sale, net of taxes
     of ($2,422)                                                                       (1,218)
Total comprehensive income                                                                         4,247
Reacquired voting common stock                             (12)                (930)                (942)
Preferred stock dividends                                                       (42)                 (42)
                                        ------  ------  -------  --------  ---------  --------  ---------
Balance at March 31, 1998. . . . . . .  $3,282  $  182  $4,414   $ 55,000  $107,381   $ 7,179   $177,438
                                        ======  ======  =======  ========  =========  ========  =========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-----------------------------------------------------------------------

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                           Three Months Ended
                                                                               March  31,
                                                                         ---------------------
                                                                           1999        1998
                                                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,465   $   6,319
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . . . . . . .       663         281
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .     3,090       3,390
    Amortization of investment securities . . . . . . . . . . . . . . .       137         247
    Provision for deferred income taxes . . . . . . . . . . . . . . . .    (6,874)     (6,876)
    (Gains)/losses on sales of premises and equipment . . . . . . . . .      (150)         58
    Decrease/(increase) in interest income accrued, not collected . . .       261      (1,986)
    Increase in accrued interest payable. . . . . . . . . . . . . . . .       598         654
    Originations of loans held for resale . . . . . . . . . . . . . . .   (40,738)    (30,611)
    Proceeds from sales of loans held for resale. . . . . . . . . . . .    46,532      31,516
    Gains on sales of loans held for resale . . . . . . . . . . . . . .      (223)        (97)
    Decrease in other assets. . . . . . . . . . . . . . . . . . . . . .     8,949       7,448
    Increase in other liabilities . . . . . . . . . . . . . . . . . . .       116       1,709
    Other operating activities. . . . . . . . . . . . . . . . . . . . .         0           0
                                                                         ---------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .    17,826      12,052
                                                                         =========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .   (30,754)    (10,157)
    Calls, maturities and prepayments of securities, available-for-sale    79,802           0
    Purchases of investment securities, available-for-sale. . . . . . .   (83,862)     (1,719)
    Calls, maturities and prepayments of securities, held-to-maturity .       934      70,433
    Purchases of investment securities, held-to-maturity. . . . . . . .      (290)   (104,047)
    Increase in federal funds sold. . . . . . . . . . . . . . . . . . .   (23,100)    (35,900)
    Proceeds from sales of premises and equipment . . . . . . . . . . .     2,512         470
    Purchases of premises and equipment . . . . . . . . . . . . . . . .    (5,313)     (5,906)
    Decrease/(increase) in other real estate owned. . . . . . . . . . .       195         191
    Net decrease in intangible assets . . . . . . . . . . . . . . . . .      (444)       (199)
                                                                         ---------  ----------
      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .   (60,320)    (86,834)
                                                                         =========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .     2,661      11,524
    Increase in federal funds purchased and securities sold
      under agreements to repurchase. . . . . . . . . . . . . . . . . .    32,023       5,795
    Net increase in long term borrowing . . . . . . . . . . . . . . . .         0      52,000
    Principal repayments on long-term debt. . . . . . . . . . . . . . .         0      (8,983)
    Maturities of term loan . . . . . . . . . . . . . . . . . . . . . .         0        (625)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .       (42)        (42)
    Reacquired common stock . . . . . . . . . . . . . . . . . . . . . .      (942)          0
                                                                         ---------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . .    33,700      59,669
                                                                         =========  ==========

DECREASE IN CASH AND DUE FROM BANKS . . . . . . . . . . . . . . . . . .    (8,794)    (15,113)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD. . . . . . . . . . . . .   115,795     126,276
                                                                         ---------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD. . . . . . . . . . . . . . . .  $107,001   $ 111,163
                                                                         =========  ==========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
-------------------------------------------------------------------------------

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1998. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1998 Annual Report, with the following exceptions:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Bancorporation adopted SFAS No. 133 effective January 1, 1999. Accordingly, although Bancorporation does not have derivative instruments, management, as of January 1, 1999, has elected to transfer the U.S. Government obligations portion of its held-to-maturity securities into the available-for-sale category, as permitted by SFAS No. 133. The total transferred to the available-for-sale category was $568,944 with an adjustment to stockholders' equity for $1,854, net of tax effect of $998.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgages Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held-for-sale, it must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The statement is effective for fiscal years beginning after December 15, 1998. Bancorporation adopted SFAS No. 134 as of January 1, 1999. The effect of adoption is immaterial.

MANAGEMENT'S  OPINION

The preceding financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprised of normal recurring accruals necessary for a fair presentation of financial statements have been included. Certain amounts in prior periods have been reclassified to conform to the 1999 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SUMMARY  (dollars  in  thousands)

                                                Quarter  ended
                                                  March  31,
                                          ------------------------
SELECTED AVERAGE BALANCES:                   1999         1998
----------------------------------------  -----------  -----------
Total assets . . . . . . . . . . . . . .  $2,518,229   $2,264,987
Gross loans. . . . . . . . . . . . . . .   1,579,202    1,432,214
Short-term borrowed funds. . . . . . . .     258,841      205,187
Long-term debt . . . . . . . . . . . . .      50,000       19,583
Noninterest bearing deposits . . . . . .     352,031      318,456
Total deposits . . . . . . . . . . . . .   2,016,090    1,862,645
Stockholders' Equity . . . . . . . . . .     176,979      162,228

QUALITY DATA:
----------------------------------------
Nonperforming assets . . . . . . . . . .       2,814        3,097
Net chargeoffs . . . . . . . . . . . . .         209          110
Reserve for loan losses. . . . . . . . .      28,760       26,306
Gross loans. . . . . . . . . . . . . . .   1,598,043    1,437,676

RATIOS:
----------------------------------------
Return on assets . . . . . . . . . . . .         .87%        1.12%
Return on equity . . . . . . . . . . . .       12.35%       15.58%
Nonperforming assets to gross loans. . .         .18%         .22%
Annualized net chargeoffs to gross loans         .05%         .03%
Reserve for loan losses to gross loans .        1.80%        1.83%
Reserve for loan losses times
   nonperforming assets. . . . . . . . .      10.22X        8.49x

INVESTMENT  SECURITIES  (dollars  in  thousands)

As of March 31, 1999, the investment portfolio was $625,234 compared to $626,430 for the same period in 1998. Bancorporation continues to invest primarily in short-term U.S. Government obligations thereby minimizing the credit, interest rate and liquidity risk of the investment portfolio. The portfolio was comprised of 91.27% U.S. Government obligations as of March 31, 1999 as compared to 89.05% for the same period in 1998. The remainder of the investment portfolio primarily consists of municipal bonds owned by First-Citizens Bank and Trust Company of South Carolina ("Bank") and equity securities owned by Bancorporation. As a part of Year 2000 cash management planning, Bancorporation transferred the U. S. Government obligations portion of its held-to-maturity securities into the available-for-sale category, as permitted by SFAS No. 133. The total transferred to the available-for-sale category was $568,944 with an adjustment to stockholders' equity for $1,854, net of tax effect of $998.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS   (CONTINUED)
-------------------------------------------------------------------------------

LOANS

Growth in loans is attributed primarily to strong loan demand due to the continuing favorable interest rate environment. The loan portfolio mix did not change significantly and no major change is expected in 1999. The growth was funded by deposits acquired through acquisitions and growth in core deposits and short-term borrowings.

CAPITAL  RATIOS
                              March  31,
                           --------------
                            1999    1998
                           ------  ------
Tier I leverage ratio . .   8.26%   8.07%
Risk based capital ratio:
  Total . . . . . . . . .  14.37%  14.51%
  Tier I. . . . . . . . .  13.12%  12.89%
  Tier II . . . . . . . .   1.25%   1.62%

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

NET  INTEREST  INCOME  (dollars  in  thousands)
Despite a decrease in net interest margin, net interest income was up in the first quarter due to growth in interest-earning assets, primarily commercial and residential mortgage loans.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------------------------------------------------------------------------------
NET  INTEREST  INCOME  (CONTINUED):

TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  ANALYSIS*  (DOLLARS  IN  THOUSANDS)

             THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------
     Average Volume         Interest     Average Rate                                              Variance Due To
----------------------  ----------------  ----------                                               -----------------
   1999        1998      1999     1998    1999  1998                                                Rate     Volume    Variance
----------  ----------  -------  -------  ----  ----                                               -------  --------  ----------
                                                      INTEREST-EARNING ASSETS:
$1,579,202  $1,432,214  $32,773  $31,032  8.42  8.79  Loans. . . . . . . . . . . . . . . . . . .  ($1,353)  $ 3,094   $   1,741
   601,830     565,005    7,757    7,845  5.23  5.63  Taxable investment securities. . . . . . .     (569)      481         (88)
    24,277      32,003      526      692  8.67  8.65  Non-taxable investment securities. . . . .        1      (167)       (166)
    99,081      49,916    1,159      670  4.74  5.44  Federal funds sold . . . . . . . . . . . .      (94)      583         489
         0       7,700        0      123  0.00  6.48  Other earning assets . . . . . . . . . . .     (123)        0        (123)
                        -------   ------                                                           -------  --------  ----------
 2,304,390   2,086,838   42,215   40,362  7.43  7.84       Total interest-earning assets . . . .   (2,138)    3,991       1,853

                                                      NONINTEREST-EARNING ASSETS:
   107,423      88,661                                Cash and due from banks
    80,269      61,922                                Premises and equipment
    26,147      27,566                                Other, less reserve for loan losses

   213,839     178,149                                     Total noninterest-earning assets

$2,518,229  $2,264,987                                TOTAL ASSETS
==========  ==========

                                                      INTEREST-BEARING LIABILITIES:
$1,664,059  $1,544,189  $14,521  $14,709  3.54  3.86  Deposits . . . . . . . . . . . . . . . . .  ($1,249)  $ 1,061       ($188)
                                                      Federal funds purchased and securities
   258,841     205,187    2,876    2,458  4.51  4.86    sold under agreements to repurchase. . .     (187)      605         418
    50,000      19,583    1,031      362  8.25  7.39  Long-term debt . . . . . . . . . . . . . .       42       627         669
                        -------  -------                                                          --------  -------       ------
 1,972,900   1,768,959   18,428   17,529  3.79  4.02       Total interest-bearing liabilities. .   (1,394)    2,293         899
                        -------  -------                                                          --------  -------       ------

                                                      NONINTEREST-BEARING LIABILITIES:
   352,031     318,456                                Demand deposits
    16,319      15,344                                Other liabilities

   368,350     333,800                                     Total noninterest-bearing liabilities

   176,979     162,228                                Stockholders' equity

                                                      TOTAL LIABILITIES AND
$2,518,229  $2,264,987                                  STOCKHOLDERS' EQUITY
==========  ==========
                                          3.64  3.82  Interest rate spread
                                          ====  ====
                        $23,787  $22,833  4.18  4.44  Net interest margin. . . . . . . . . . . .    ($744)  $ 1,698   $     954
                        =======  =======  ====  ====                                               =======  =======   ==========

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

                                      THREE MONTHS ENDED
                                           MARCH  31,
                                      ------------------
RESERVE FOR LOAN LOSSES:                 1999     1998
                                      --------  --------
Balance at beginning of period        $28,306   $26,135
Provision for loan losses                 663       281
                                      --------  --------
Chargeoffs                               (585)     (709)
Recoveries                                376       599
                                      --------  --------
Net chargeoffs                           (209)     (110)
                                      --------  --------
Balance at end of period              $28,760   $26,306
                                      --------  --------

Nonperforming assets                  $ 2,814   $ 3,097

Annualized net chargeoffs to:
  Average loans                           .05%      .03%
  Loans at end of period                  .05%      .03%
  Reserve for loan losses                2.91%     1.67%

NONINTEREST  INCOME  AND  EXPENSE  (dollars  in  thousands)
Total noninterest income increased $867 or 13.05% for the three months ended March 31, 1999. Most of the increase was due to an increase in service charges on deposit accounts, gain on sale of loans, gain on sale of fixed assets and preneed fiduciary fees.

Total noninterest expense was up $2,822 or 14.78% for the three months ended March 31, 1999. Most of the increase was due to normal operating expenses and a one-time staffing reorganization expense of $465,000 in the first quarter of 1999.

YEAR  2000  (Dollars  in  thousands)

          GENERAL - The Year 2000 ("Y2K") issue confronting Bancorporation and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Problems also may arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

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

     COSTS - Bancorporation is determined to use all resources required to resolve any significant Y2K issues. Bancorporation's estimated aggregate expenses associated with Y2K matters are $3,000. This includes costs directly related to solving Y2K problems, such as modifying software and hiring Y2K consultants. The Y2K budget for 1999 is $1,420 and the remaining Y2K budget through the year 2000 is $1,840. Expenses for the quarter ended March 31, 1999 were $311. Bancorporation is expensing all costs associated with required system changes as those costs are incurred and such costs are being funded through operating cash flows.

     AWARENESS - During March 1997, Bancorporation developed its plan to address the Y2K issue. Bancorporation hired consultants to direct Y2K compliance efforts. A Y2K Program Office ("PMO") consisting of in-house personnel is responsible for leading the overall Y2K process. The PMO is supported by the Executive Steering Committee ("Committee"), a group of senior managers within the organization that is chaired by the Chief Financial Officer. Both the PMO and the Committee meet monthly to review Y2K progress. A substantial portion of Bancorporation's data processing functions are performed by First Citizens Bank & Trust Company, Raleigh, North Carolina ("FCBNC") on its mainframe systems and/or systems supported by FCBNC. The PMO meets bi-monthly with FCBNC to monitor the status of their compliance efforts. Quarterly progress reports are made to Bancorporation's Board of Directors on the overall Y2K Program progress.

     ASSESSMENT - During the assessment phase of Bancorporation's Y2K plan, all systems were categorized as mainframe systems or non-mainframe systems, and as information technology ("IT") systems or non-IT systems. Further, each system was assigned to one of the following priority groups:

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

     REMEDIATION - For each system, a determination was made as to whether system modification, upgrade or replacement was necessary to achieve Y2K compliance, or whether the system was already Y2K compliant. For IT mainframe systems, FCBNC has remediated all applicable software. For IT non-mainframe systems, FCBSC's outside consultant is responsible for coordinating remediation with Bancorporation's staff, which, in most cases, entails the installation of upgrades provided by outside vendors. Of 88 non-mainframe systems, 77 have been remediated and tested.

     Non-IT systems are more difficult to analyze for Y2K compliance and are dependent on vendor feedback to determine what will be necessary to achieve Y2K compliance. Bancorporation has mailed 101 environmental letters, involving heating, air conditioning, utilities, etc, to vendors with respect to its mission critical non-IT systems, which responses were due by December 31, 1998. Responses from 75 vendors indicated they are compliant and the remaining 26 responded that they would be compliant by June 1999.

     CONFIRMATION - To prove that the new, modified or updated systems are Y2K compliant, testing is performed in an isolated environment to ensure that all date sensitive data is accurately processed. Bancorporation, in conjunction with FCBNC, is testing all systems with a minimum of three dates of December 31, 1999, January 3, 2000 and February 29, 2000. Additional dates are tested, if needed, to complete testing of each system.

     There are 35 mainframe applications to be tested. As of March 31, 1999, 34 have been tested and FCBNC is in the process of installing an upgrade for the remaining applications. Bancorporation has completed 90% of its testing on all applications, including 86% of Mission Critical applications, as of March 31, 1999. Testing on all remaining applications is due to be completed by June 30, 1999.

     During early 1998, Bancorporation identified all commercial credit customers whose existing aggregate borrowings from the Bank exceeded $300. Discussions have been held with each customer to assess the customer's plan for and progress toward addressing the Y2K issue. Each customer was weighted as a high, medium or low risk based on the results of the discussions. These ratings were based on the customer's preparedness, vulnerability and plans for Y2K systems. Customers rated in the medium to high risk categories will be followed up and monitored on a periodic basis. Based on these discussions, Bancorporation's management does not believe that the impact of the Y2K issue on its commercial loan portfolio will be material. Consumer customers are not being monitored for Y2K as most of their loans are secured with collateral and losses, should they occur, are not expected to be material.

     An analysis was performed in March 1999 to determine the readiness of the Bank's large deposit base customers, (over $500) as related to Y2K issues. Accounts were grouped in high or low/moderate risk categories. Low/moderate risk consists of accounts for municipalities, trust accounts, Home Office accounts or accounts classified as low risk on the initial report done in April 1998. In the high risk category, there are accounts that do not fit into the low/moderate risk description or were classified as high risk on the April 1998 report. Total account breakdown was 98 low/moderate and 41 high risk accounts totaling $216,000 and $40,000, respectively. Municipalities, classified as low/moderate risk, represented approximately $110,000. Bancorporation's Committee will make a determination in the first half of 1999 whether further action is needed.

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

     CONTINGENCY PLANS - As of March 31, 1999, contingency plans for operational functions have been established to insure continued operation in critical areas. Bancorporation is currently tying individual contingency plans to the core business processes to determine minimum requirements to provide our customers with adequate service. Crisis management contingency plans for uncontrollable functions, such as phone, water and electrical services, are 90% complete as of March 31, 1999. Completion is pending on outside vendor testing dates and responses concerning the vendors' contingency plans.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

Registrant and its subsidiaries, are not parties to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item  2.  Changes  in  Securities.

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities.

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  Applicable.

Item  5.  Other  Information  (dollars  in  thousands).

On February 25, 1999, First Citizens Bancorporation of South Carolina, Inc. entered into a definitive agreement to acquire The Exchange Bank of South
Carolina ("Exchange Bank") for $15,750. The acquisition is expected to be accounted for as a purchase of Exchange and is subject to shareholder and regulatory approvals. The transaction is expected to be completed in the second quarter of 1999. After the acquisition, Exchange Bank will be a wholly owned subsidiary of Bancorporation.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits
        11     Statement  Re  Computation  of  Earnings  Per  Share
        27     Financial  Data  Schedule

(b) A form 8-K was filed, with exhibits, by the Registrant on March 8, 1999 reporting under Item 5 its intended acquisition of Exchange Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST  CITIZENS  BANCORPORATION
                                       OF  SOUTH  CAROLINA,  INC.
                                       (Registrant)



Dated:   May  11,  1999               By:  /s/ Jay C. Case
         --------------               -------------------------------------
                                      Jay C. Case, Executive Vice President
                                      (Chief Financial Officer)