Form 10-Q
period 1999-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1999-08-09
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For  the  quarter  ended  June  30,  1999     Commission  File  Number  0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH CAROLINA                            57-0738665
------------------------------------     ---------------------------------
 (State  or  other  jurisdiction  of     (IRS Employer Identification No.)
  incorporation  or  organization)

                1230  MAIN  STREET
          COLUMBIA,  SOUTH  CAROLINA                          29201
------------------------------------                        ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at July 31, 1999
                 -----                         ----------------------------

     VOTING COMMON STOCK, $5.00 PAR VALUE              882,766 SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE           36,409 SHARES

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                 JUNE 30,     December 31,    June 30,
                                                                   1999           1998          1998
                                                                -----------  --------------  -----------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . .  $  116,823   $     115,795   $   96,354

Investment securities:
  Held-to-maturity . . . . . . . . . . . . . . . . . . . . . .      23,299         591,286      584,746
  Available-for-sale . . . . . . . . . . . . . . . . . . . . .     645,301          32,542       37,927
                                                                -----------  --------------  -----------
Total securities . . . . . . . . . . . . . . . . . . . . . . .     668,600         623,828      622,673
Federal funds sold . . . . . . . . . . . . . . . . . . . . . .       1,700          64,000            0
Gross loans. . . . . . . . . . . . . . . . . . . . . . . . . .   1,669,124       1,573,069    1,506,088
  Less:  Reserve for loan losses . . . . . . . . . . . . . . .     (30,037)        (28,306)     (27,558)
                                                                -----------  --------------  -----------
Net loans. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,639,087       1,544,763    1,478,530
Other real estate owned. . . . . . . . . . . . . . . . . . . .         133             402          568
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .     135,724         134,980      123,393
                                                                -----------  --------------  -----------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $2,562,067   $   2,483,768   $2,321,518
                                                                ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  376,823   $     354,239   $  341,986
  Time & Savings . . . . . . . . . . . . . . . . . . . . . . .   1,691,623       1,683,248    1,563,427
                                                                -----------  --------------  -----------
Total deposits . . . . . . . . . . . . . . . . . . . . . . . .   2,068,446       2,037,487    1,905,413
Federal funds purchased. . . . . . . . . . . . . . . . . . . .           0               0        4,000
Securities sold under repurchase agreements. . . . . . . . . .     243,518         204,702      177,806
Long-term debt:. . . . . . . . . . . . . . . . . . . . . . . .      50,000          50,000       50,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      16,672          17,404       15,014
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .   2,378,636       2,309,593    2,152,233

Stockholders' Equity:
  Preferred stock. . . . . . . . . . . . . . . . . . . . . . .       3,282           3,282        3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 1999,
    December 31, 1998 and June 30, 1998 - 36,409 . . . . . . .         182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 1999 - 882,766;
   December 31, 1998 - 885,275; and June 30, 1998 - 891,748. .       4,414           4,426        4,459
  Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . .      55,000          55,000       55,000
  Undivided profits. . . . . . . . . . . . . . . . . . . . . .     113,402         102,888       93,789
  Accumulated other comprehensive income . . . . . . . . . . .       7,151           8,397       12,573
                                                                -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .     183,431         174,175      169,285
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . .  $2,562,067   $   2,483,768   $2,321,518
                                                                ===========  ==============  ===========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS,  EXCEPT  FOR  PER  SHARE  AMOUNTS)

                                                  QUARTER ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                           ---------------------------  ---------------------------
                                             1999      1998       %       1999      1998       %
                                           --------  --------  -------  --------  --------  -------
INTEREST INCOME AND FEES:
  Loans . . . . . . . . . . . . . . . . .  $ 33,821  $ 32,065    5.48   $ 66,447  $ 62,978    5.51
  United States Government obligations. .     7,922     8,360   (5.24)    15,575    16,109   (3.31)
  Mortgage-backed securities. . . . . . .         8        15  (46.67)        17        32  (46.88)
  Tax-exempt securities . . . . . . . . .       324       390  (16.92)       666       840  (20.71)
  Other securities and federal funds sold       742       633   17.22      1,996     1,506   32.54
                                           --------  --------           --------  --------
                                             42,817    41,463    3.27     84,701    81,465    3.97
                                           --------  --------           --------  --------
INTEREST EXPENSE:
  Deposits. . . . . . . . . . . . . . . .    14,333    14,975   (4.29)    28,853    29,684   (2.80)
  Short-term borrowings . . . . . . . . .     2,826     2,421   16.73      5,703     4,879   16.89
  Long-term borrowings. . . . . . . . . .     1,031     1,145   (9.96)     2,062     1,507   36.83
                                           --------  --------           --------  --------
                                             18,190    18,541   (1.89)    36,618    36,070    1.52
                                           --------  --------           --------  --------

Net interest income . . . . . . . . . . .    24,627    22,922    7.44     48,083    45,395    5.92
Provision for loan losses . . . . . . . .     1,817     2,001   (9.20)     2,480     2,282    8.68
                                           --------  --------           --------  --------
Net interest income after
  provision for loan losses . . . . . . .    22,810    20,921    9.03     45,603    43,113    5.78
                                           --------  --------           --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts . .     4,624     4,168   10.94      8,724     7,889   10.58
  Fees for other customer services. . . .     2,707     2,443   10.81      5,148     4,737    8.68
  Gain on sale of securities. . . . . . .         8        28  (71.43)         8        28  (71.43)
  Other . . . . . . . . . . . . . . . . .       590       636   (7.23)     1,558     1,263   23.36
                                           --------  --------           --------  --------
                                              7,929     7,275    8.99     15,438    13,917   10.93
                                           --------  --------           --------  --------
NONINTEREST EXPENSE:
  Salaries and employee benefits. . . . .     9,970     8,918   11.80     20,356    17,668   15.21
  Net occupancy expense . . . . . . . . .       717       710    0.99      1,550     1,458    6.31
  Furniture and equipment expense . . . .       519       476    9.03      1,044       910   14.73
  Depreciation expense. . . . . . . . . .     1,832     1,230   48.94      3,513     2,607   34.75
  Amortization of intangibles . . . . . .     1,402     1,905  (26.40)     2,814     3,919  (28.20)
  Other . . . . . . . . . . . . . . . . .     7,022     6,328   10.97     14,098    12,096   16.55
                                           --------  --------           --------  --------
                                             21,462    19,567    9.68     43,375    38,658   12.20
                                           --------  --------           --------  --------

Income before income taxes. . . . . . . .     9,277     8,629    7.51     17,666    18,372   (3.84)
Income taxes. . . . . . . . . . . . . . .     3,214     2,965    8.40      6,138     6,389   (3.93)
                                           --------  --------           --------  --------

NET INCOME. . . . . . . . . . . . . . . .  $  6,063  $  5,664    7.04   $ 11,528  $ 11,983   (3.80)
                                           ========  ========           ========  ========

NET INCOME PER COMMON SHARE -
BASIC AND DILUTED . . . . . . . . . . . .  $   6.55  $   6.01    8.97   $  12.44  $  12.81   (2.86)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING. . . . . . . . . . . .   919,175   928,819   (1.04)   919,520   929,024   (1.02)

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  -  UNAUDITED
(DOLLARS  IN  THOUSANDS)

                                                  Non-                                       Accumulated      Total
                                                 Voting    Voting                               Other         Stock-
                                     Preferred   Common    Common              Undivided    Comprehensive    holders'
                                       Stock      Stock    Stock    Surplus     Profits        Income         Equity
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1997. . . .  $    3,282  $   182  $ 4,464   $ 55,000  $   82,287   $       13,203   $ 158,418
Comprehensive income:
  Net income                                                                      11,983
  Change in unrealized losses
     on investment securities
     available-for-sale, net of tax
     benefit of $339                                                                                 (630)
Total comprehensive income                                                                                     11,353
Reacquired voting common stock                                 (5)                  (396)                        (401)
Preferred stock dividends                                                            (85)                         (85)
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 1998. . . . . .       3,282      182    4,459     55,000      93,789           12,573     169,285
Comprehensive income:
  Net income                                                                      11,635
  Change in unrealized losses
     on investment securities
     available-for-sale, net of tax
     benefit of $2,249                                                                             (4,176)
Total comprehensive income                                                                                      7,459
Reacquired voting common stock                                (33)                (2,450)                      (2,483)
Preferred stock dividends                                                            (86)                         (86)
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1998. . . .       3,282      182    4,426     55,000     102,888            8,397     174,175
Comprehensive income:
  Net income                                                                      11,528
  Change in unrealized losses
     on investment securities
     available-for-sale, net of tax
     benefit of $671                                                                               (1,246)
Total comprehensive income                                                                                     10,282
Reacquired voting common stock                                (12)                  (930)                        (942)
Preferred stock dividends                                                            (84)                         (84)
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 1999. . . . . .  $    3,282  $   182  $ 4,414   $ 55,000  $  113,402   $        7,151   $ 183,431
                                     ==========  =======  ========  ========  ===========  ===============  ==========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARY

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  11,528   $  11,983
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses . . . . . . . . . . . . . . . . . . . . .      2,480       2,282
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .      6,114       6,523
    Amortization of investment securities . . . . . . . . . . . . . . .        313         240
    Provision for deferred income taxes . . . . . . . . . . . . . . . .    (14,755)    (13,504)
    Gains on sales of premises and equipment. . . . . . . . . . . . . .       (173)        (60)
    Increase in interest income accrued, not collected. . . . . . . . .         (9)     (2,164)
    (Decrease)/increase in accrued interest payable . . . . . . . . . .       (535)        416
    Originations of loans held for resale . . . . . . . . . . . . . . .    (81,245)    (69,608)
    Proceeds from sales of loans held for resale. . . . . . . . . . . .     86,254      69,029
    Gains on sales of loans held for resale . . . . . . . . . . . . . .       (421)       (240)
    Decrease in other assets. . . . . . . . . . . . . . . . . . . . . .     14,636      12,467
   (Decrease)/increase in other liabilities . . . . . . . . . . . . . .       (197)        610
                                                                         ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .     23,990      17,974
                                                                         ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans . . . . . . . . . . . . . . . . . . . . . . .   (101,392)    (77,691)
    Calls, maturities and prepayments of securities, available-for-sale    153,306           0
    Purchases of investment securities, available-for-sale. . . . . . .   (201,890)     (6,998)
    Calls, maturities and prepayments of securities, held-to-maturity .      2,642      34,523
    Purchases of investment securities, held-to-maturity. . . . . . . .     (1,060)    (62,998)
    Net decrease in interest bearing deposits in financial institutions          0       7,700
    Decrease in federal funds sold. . . . . . . . . . . . . . . . . . .     62,300      11,900
    Proceeds from sales of premises and equipment . . . . . . . . . . .      3,068         901
    Purchases of premises and equipment . . . . . . . . . . . . . . . .     (8,420)    (13,448)
    Decrease in other real estate owned . . . . . . . . . . . . . . . .        269           4
    Net decrease in intangible assets . . . . . . . . . . . . . . . . .       (534)       (451)
                                                                         ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .    (91,711)   (106,558)
                                                                         ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits. . . . . . . . . . . . . . . . . . . . . .     30,959      25,993
    Increase/(decrease) in federal funds purchased and securities sold
      under agreements to repurchase. . . . . . . . . . . . . . . . . .     38,816      (2,362)
    Net increase in long term borrowing . . . . . . . . . . . . . . . .          0      52,000
    Principal repayments on long-term debt. . . . . . . . . . . . . . .          0     (16,483)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .        (84)        (85)
    Reacquired common stock . . . . . . . . . . . . . . . . . . . . . .       (942)       (401)
                                                                         ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . .     68,749      58,662
                                                                         ==========  ==========

INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS. . . . . . . . . . . . .      1,028     (29,922)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD. . . . . . . . . . . . .    115,795     126,276
                                                                         ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD. . . . . . . . . . . . . . . .  $ 116,823   $  96,354
                                                                         ==========  ==========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(DOLLARS  IN  THOUSANDS)

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1998. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1998 Annual Report, except for the following:

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133". SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133, as issued, is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier adoption encouraged. SFAS No. 137 amended SFAS No. 133 by delaying the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The FASB continues to encourage early adoption of SFAS No. 133.

Bancorporation adopted SFAS No. 133 effective January 1, 1999. Accordingly, although Bancorporation does not have derivative instruments, management, as of January 1, 1999, has elected to transfer the U.S. Government obligation portion of its held-to-maturity securities into the available-for-sale category, as permitted by SFAS No. 133. The total transferred to the available-for-sale category was $568,944 with an adjustment to stockholders' equity for $1,854, net of tax effect of $998.

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

MANAGEMENT'S  OPINION

The preceding consolidated financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising normal recurring accruals necessary for a fair presentation of financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 1999 presentation.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SUMMARY  (dollars  in  thousands)

                                                Quarter Ended            Six Months Ended
                                                   June 30,                  June 30,
                                           ------------------------  ------------------------
SELECTED AVERAGE BALANCES:                    1999         1998         1999         1998
-----------------------------------------  -----------  -----------  -----------  -----------
Total assets. . . . . . . . . . . . . . .  $2,558,364   $2,327,745   $2,538,408   $2,296,540
Gross loans . . . . . . . . . . . . . . .   1,621,430    1,472,238    1,605,460    1,452,337
Short-term borrowed funds . . . . . . . .     253,411      196,325      257,565      200,731
Long-term debt. . . . . . . . . . . . . .      50,000       55,735       50,000       37,759
Noninterest bearing deposits. . . . . . .     366,321      325,916      359,215      322,207
Total deposits. . . . . . . . . . . . . .   2,056,125    1,889,619    2,036,218    1,876,207
Stockholders' equity. . . . . . . . . . .     181,581      170,030      179,293      166,151

QUALITY DATA:
-------------
Nonperforming assets. . . . . . . . . . .       2,566        3,334        2,566        3,334
Net chargeoffs(recoveries). . . . . . . .         540          749          749          859
Reserve for loan losses . . . . . . . . .      30,037       27,558       30,037       27,558
Gross loans . . . . . . . . . . . . . . .   1,669,124    1,506,088    1,669,124    1,506,088

RATIOS:
-------
Return on assets. . . . . . . . . . . . .         .95%         .97%         .90%        1.04%
Return on equity. . . . . . . . . . . . .       13.36%       13.26%       12.86%       14.42%
Nonperforming assets to gross loans . . .         .15%         .22%         .15%         .22%
Annualized net chargeoffs(recoveries) to
  gross loans . . . . . . . . . . . . . .         .13%         .20%         .09%         .11%
Reserve for loan losses to gross loans. .        1.80%        1.83%        1.80%        1.83%
Reserve for loan losses times
  nonperforming assets. . . . . . . . . .      11.71X        8.27X       11.71X        8.27x

INVESTMENT  SECURITIES  (dollars  in  thousands)

As of June 30, 1999, the investment portfolio was $668,600 compared to $622,673 as of June 30, 1998. Bancorporation continues to invest primarily in short-term U.S. Government obligations, thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 92.13% U.S. Government obligations as of June 30, 1999, as compared to 89.55% as of June 30, 1998. The remainder of the investment portfolio primarily consists of municipal bonds owned by First-Citizens Bank and Trust Company of South Carolina ("Bank") and equity securities owned by Bancorporation. As a part of Year 2000 cash management planning, Bancorporation transferred the U.S. Government obligations portion of its held-to-maturity securities into the available-for-sale category, as permitted by SFAS No. 133. The total transferred in the first quarter to the available-for-sale category was $568,944 with an adjustment to stockholders' equity for $1,854, net of tax effect of $998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LOANS

Growth in loans was attributed primarily to strong loan demand due to favorable interest rates. The loan portfolio mix did not change significantly and no major change is expected for the remainder of 1999. The growth was funded primarily through core deposits and short-term borrowings.

CAPITAL RATIOS
                                   June 30,
                                --------------
                                 1999    1998
                                ------  ------
Tier I leverage ratio. . . . .   8.41%   8.21%
Risk-based capital ratio total  14.48%  14.39%
  Tier I . . . . . . . . . . .  13.06%  12.98%
  Tier II. . . . . . . . . . .   1.42%   1.41%

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

Regulatory guidelines require a minimum total capital to risk-adjusted assets ratio of 8 percent (with 50 percent consisting of tangible common stockholders' equity) and a minimum Tier I leverage ratio of 3 percent. Banks that meet or exceed a Tier I ratio of 6 percent, a total risk-based capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED):

TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  ANALYSIS*  (DOLLARS  IN  THOUSANDS)

                QUARTER ENDED JUNE 30,
-----------------------------------------------------
     Average Volume         Interest     Average Rate                                                   Variance Due To
----------------------  ----------------  ----------                                              ------------------------------
   1999        1998      1999     1998    1999  1998                                                Rate     Volume    Variance
----------  ----------  -------  -------  ----  ----                                              --------  --------  ----------
                                                      INTEREST-EARNING ASSETS:
$1,631,430  $1,472,238  $33,958  $32,179  8.26  8.67  Loans                                       ($1,508)  $ 3,287   $   1,779
   636,586     613,726    8,047    8,398  5.02  5.43  Taxable investment securities                  (638)      287        (351)
    23,036      27,279      498      601  8.65  8.81  Non-taxable investment securities               (11)      (92)       (103)
    54,941      32,373      625      493  4.51  6.04  Federal funds sold                             (122)      254         132
         0       7,023        0      117  0.00  6.61  Other earning assets                           (117)        0        (117)
                                                                                                  --------  --------  ----------
 2,345,993   2,152,639   43,128   41,788  7.29  7.70       Total interest-earning assets           (2,396)    3,736       1,340
----------  ----------  -------  -------                                                          --------  --------  ----------

                                                      NONINTEREST-EARNING ASSETS:
   106,208      82,785                                Cash and due from banks
    81,252      66,822                                Premises and equipment
    24,911      25,499                                Other, less reserve for loan losses

   212,371     175,106                                     Total noninterest-earning assets

$2,558,364  $2,327,745                                TOTAL ASSETS
==========  ==========

                                                      INTEREST-BEARING LIABILITIES:
$1,689,804  $1,563,703  $14,333  $14,975  3.37  3.80  Deposits                                    ($1,704)  $ 1,062       ($642)
                                                      Federal funds purchased and securities
   253,411     196,325    2,826    2,421  4.42  4.89    sold under agreements to repurchase          (226)      631         405
    50,000      55,735    1,031    1,145  8.18  8.15  Long-term debt                                    3      (117)       (114)
                                                                                                  --------  --------  ----------
 1,993,215   1,815,763   18,190   18,541  3.62  4.05       Total interest-bearing liabilities      (1,927)    1,576        (351)
----------  ----------  -------  -------                                                          --------  --------  ----------

                                                      NONINTEREST-BEARING LIABILITIES:
   366,321     325,916                                Demand deposits
    17,247      16,036                                Other liabilities

   383,568     341,952                                     Total noninterest-bearing liabilities

   181,581     170,030                                Stockholders' equity

                                                      TOTAL LIABILITIES AND
$2,558,364  $2,327,745                                  STOCKHOLDERS' EQUITY
==========  ==========
                                          3.67  3.65  Interest rate spread
                                          ====  ====
                        $24,938  $23,247  4.22  4.29  Net Interest Margin                           ($469)  $ 2,160   $   1,691
                        =======  =======  ====  ====                                              ========  ========  ==========

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
------------------------------------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED):

TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  ANALYSIS*  (DOLLARS  IN  THOUSANDS)

              SIX MONTHS ENDED JUNE 30,
-----------------------------------------------------
     Average Volume         Interest     Average Rate                                                   Variance Due To
----------------------  ----------------  ----------                                              ------------------------------
   1999        1998      1999     1998    1998  1998                                                Rate     Volume    Variance
----------  ----------  -------  -------  ----  ----                                              --------  --------  ----------
                                                      INTEREST-EARNING ASSETS:
$1,605,460  $1,452,337  $66,731  $63,211  8.38  8.78  Loans                                       ($2,896)  $ 6,416   $   3,520
   619,304     589,500   15,804   16,297  5.15  5.57  Taxable investment securities                (1,260)      767        (493)
    23,653      29,628    1,024    1,293  8.66  8.73  Non-taxable investment securities               (10)     (259)       (269)
    76,889      41,096    1,784    1,110  4.68  5.45  Federal funds sold                             (164)      838         674
         0       7,360        0      240  0.00  6.58  Other earning assets                           (240)        0        (240)
                                                                                                  --------  --------  ----------
 2,325,306   2,119,921   85,343   82,151  7.40  7.81       Total interest-earning assets           (4,570)    7,762       3,192
----------  ----------  -------  -------                                                          --------  --------  ----------

                                                      NONINTEREST-EARNING ASSETS:
   106,812      85,707                                Cash and due from banks
    80,763      64,386                                Premises and equipment
    25,527      26,526                                Other, less reserve for loan losses

   213,102     176,619                                     Total noninterest-earning assets

$2,538,408  $2,296,540                                TOTAL ASSETS
==========  ==========

                                                      INTEREST-BEARING LIABILITIES:
$1,677,003  $1,554,000  $28,853  $29,684  3.47  3.85  Deposits                                    ($2,965)  $ 2,134       ($831)
                                                      Federal funds purchased and securities
   257,565     200,731    5,703    4,879  4.47  4.90    sold under agreements to repurchase          (446)    1,270         824
    50,000      37,759    2,062    1,507  8.32  8.05  Long-term debt                                   46       509         555
                                                                                                  --------  --------  ----------
 1,984,568   1,792,490   36,618   36,070  3.72  4.06       Total interest-bearing liabilities      (3,365)    3,913         548
----------  ----------  -------  -------                                                          --------  --------  ----------

                                                      NONINTEREST-BEARING LIABILITIES:
   359,215     322,207                                Demand deposits
    15,332      15,692                                Other liabilities

   374,547     337,899                                     Total noninterest-bearing liabilities

   179,293     166,151                                Stockholders' equity

                                                      TOTAL LIABILITIES AND
$2,538,408  $2,296,540                                  STOCKHOLDERS' EQUITY
==========  ==========
                                          3.68  3.75  Interest rate spread
                                          ====  ====
                        $48,725  $46,081  4.23  4.38  Net interest margin                         ($1,205)  $ 3,849   $   2,644
                        =======  =======  ====  ====                                              ========  ========  ==========

*  Interest  income  and rates are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates,  as  applicable.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS   (CONTINUED)
--------------------------------------------------------------------------------

RESERVE  FOR  LOAN  LOSSES  (dollars  in  thousands)
The reserve for loan losses reflects management's assessment of losses inherent in the loan portfolio. Factors considered in this assessment include growth and mix of the loan portfolio, credit quality, current and anticipated economic conditions and historical credit loss experience.

                                  QUARTER ENDED      SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                ------------------  ------------------
RESERVE FOR LOAN LOSSES:          1999      1998      1999      1998
                                --------  --------  --------  --------
Balance at beginning of period  $28,760   $26,306   $28,306   $26,135
Provision for loan losses. . .    1,817     2,001     2,480     2,282
                                --------  --------  --------  --------
Chargeoffs . . . . . . . . . .     (924)     (974)   (1,509)   (1,683)
Recoveries . . . . . . . . . .      384       225       760       824
                                --------  --------  --------  --------
Net chargeoffs . . . . . . . .     (540)     (749)     (749)     (859)
                                --------  --------  --------  --------
Balance at end of period . . .  $30,037   $27,558   $30,037   $27,558
                                --------  --------  --------  --------

Nonperforming assets . . . . .  $ 2,566   $ 3,334   $ 2,566   $ 3,334

Annualized net chargeoffs to:
  Average loans. . . . . . . .      .13%      .20%      .09%      .11%
  Loans at end of period . . .      .13%      .20%      .09%      .11%
  Reserve for loan losses. . .     7.19%    10.87%     4.99%     6.23%

NONINTEREST  INCOME  AND  EXPENSE  (dollars  in  thousands)
Total noninterest income increased $654 or 8.99% and $1,521 or 10.93%, respectively, for the quarter and six months ended June 30, 1999. Growth in both periods was primarily due to an increase in service charges on deposit accounts.

Total noninterest expense was up $1,895 or 9.68% and $4,717 or 12.20%, respectively, for the quarter and six months ended June 30, 1999. Most of the increase in both periods was due to normal operating expenses associated with growth and expenses associated with the Year 2000 remediation and preparation effort.

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

COSTS - Bancorporation is determined to use all resources required to resolve any significant Y2K issues. Bancorporation's estimated aggregate expenses associated with Y2K matters are $3,000. This includes costs directly related to solving Y2K problems, such as modifying software and hiring Y2K consultants. Expenses for the incurred through June 30, 1999 were $1,431. Bancorporation is expensing all costs associated with required system changes as those costs are incurred and such costs are being funded through operating cash flows.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS   (CONTINUED)
--------------------------------------------------------------------------------

YEAR  2000  (CONTINUED)

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

For IT mainframe systems, FCBNC has remediated all applicable software. For IT non-mainframe systems, FCBSC's outside consultant is responsible for coordinating remediation with Bancorporation's staff, which, in most cases, entails the installation of upgrades provided by outside vendors. Of 88 non-mainframe systems, 83 have been remediated and tested. The 5 remaining non-mainframe systems are scheduled to be completed as of July 31, 1999, pending on vendor delivery of documentation or product upgrade.

Non-IT systems are more difficult to analyze for Y2K compliance and are dependent on vendor feedback to determine what will be necessary to achieve Y2K compliance. Bancorporation has mailed 101 environmental letters, involving heating, air conditioning, utilities, etc, to vendors with respect to its mission critical non-IT systems. Responses from 75 vendors indicated they are compliant and the remaining 26 responded that they would be compliant by June 1999. The remaining vendors will be contacted in the third quarter to verify compliance.

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

There were 35 mainframe applications to be tested and all those applications have been tested and compliant as of June 30, 1999.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS   (CONTINUED)
--------------------------------------------------------------------------------

YEAR  2000  (CONTINUED)

During early 1998, Bancorporation identified all commercial credit customers whose existing aggregate borrowings from the Bank exceeded $300. Discussions have been held with each customer to assess the customer's plan for and progress toward addressing the Y2K issue. Each customer was weighted as a high, medium or low risk based on the results of the discussions. These ratings were based on the customer's preparedness, vulnerability and plans for Y2K systems. Customers rated in the medium to high-risk categories will be followed up and monitored on a periodic basis. Based on these discussions, Bancorporation's management does not believe that the impact of the Y2K issue on its commercial loan portfolio will be material. Consumer customers are not being monitored for Y2K as most of their loans are secured with collateral, and losses, should they occur, are not expected to be material.

An analysis was performed in March 1999 to determine the readiness of the Bank's large deposit base customers (over $500) as related to Y2K issues. Accounts were grouped in high or low/moderate risk categories. Low/moderate risk consists of accounts for municipalities trust accounts, Home Office accounts or accounts classified as low risk on the initial report done in April 1998. In the high-risk category, there are accounts that do not fit into the low/moderate risk description or were classified as high risk on the April 1998 report. Total account breakdown was 98 low/moderate and 41 high-risk accounts totaling $216,000 and $40,000, respectively.

Based on additional analysis and questionnaire completion by customers, only 5 customers remain in the High Risk category. These represent customers who can not be excluded by type of account, credit criteria for Y2K readiness evaluation or satisfactory completion of Y2K survey. The total balance in this risk category has been reduced to $5,099. Municipalities, classified as low/moderate risk, represented approximately $110,000.

Bancorporation has reviewed its liquidity needs in terms of being able to respond to deposit base erosion because of Y2K concerns. Lines of credit have been established at other financial institutions to provide a potential source of funds and authority has been received from the Executive Committee of Bancorporation's Board of Directors to use the Federal Reserve Discount window as another source of funds. Loan assets, to be used as collateral for borrowing at the discount window, has been reviewed by the Federal Reserve. In addition, the Bond Portfolio of the Bank has been adjusted to hold additional government bonds maturing in the fourth quarter.


CONTINGENCY PLANS - As of June 30, 1999, contingency plans for operational functions have been established to insure continued operation in critical areas. Bancorporation has tied individual contingency plans to the core business processes to determine minimum requirements to provide our customers with adequate service. Business management contingency plans for uncontrollable functions, such as phone, water and electrical services, are complete as of June 30, 1999.


QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10K for the year ended December 31, 1998.

SUBSEQUENT  EVENT

On July 20, 1999, the shareholders of Exchange Bank of South Carolina, Kingstree, S.C. ("Exchange Bank") approved the Agreement and Plan of Merger between Exchange Bank and Bancorporation. The approved transaction will merge Exchange Bank into a newly-formed, wholly-owned corporate subsidiary of Bancorporation. Each outstanding share of Exchange Bank common stock will be converted into either (i) 0.70 shares of Bancorporation's common stock, (ii) a promissory note of Bancorporation in the principal sum of $210.00, (iii) $210.00 in cash and/or (iv) a combination of Bancorporation's common stock, notes and/or cash. The merger is scheduled to take place at the close of business on August 20, 1999.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

Not  Applicable.

Item  2.  Changes  in  Securities.

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities.

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

The annual meeting of shareholders of Registrant was held on April 28, 1999. At the meeting, Shareholders voted to fix the number of Directors at 16 for 1999, and the 16 Nominees named in Registrant's Proxy Statement, dated March 22, 1999, were elected as Directors for a term of 1 year. No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees listed in the Proxy Statement.

Item  5.  Other  Information

Registrant has entered an agreement to purchase a branch, located in Johnston S.C., from another financial institution. Total assets purchased will be approximately $2,900 and deposits assumed will be approximately $7,900. The premium to be paid for this acquisition is based on deposit levels at closing and is estimated to be $634. This acquisition is expected to close in the fourth quarter of 1999.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits
        11     Statement  Re  Computation  of  Earnings  Per  Share
        27     Financial  Data  Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST  CITIZENS  BANCORPORATION
                                   OF  SOUTH  CAROLINA,  INC.
                                   (Registrant)


Dated: 08/09/99                    By: /s/ Jay C. Case
      --------------                   ------------------
                                       Jay C. Case, Executive  Vice President
                                       (Chief Financial Officer)