Form 10-Q
period 1999-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 1999-11-12
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1999          Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH  CAROLINA                                 57-0738665
   --------------------------------           ----------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

            1230  MAIN  STREET
        COLUMBIA,  SOUTH  CAROLINA                            29201
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip  Code)

Registrant's telephone number, including area code  (803) 733-3456
                                                     -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 31, 1999
              -----                             -------------------------------
   VOTING COMMON STOCK, $5.00 PAR VALUE                906,305  SHARES
   NON-VOTING COMMON STOCK, $5.00 PAR VALUE             36,409  SHARES

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)


                                                                   SEPTEMBER 30,    December 31,    September 30,
                                                                       1999             1998            1998
                                                                  ---------------  --------------  ---------------
ASSETS
Cash and due from banks                                           $      100,448   $     115,795   $      101,758

Investment securities:
  Held-to-maturity                                                        44,941         591,286          516,987
  Available-for-sale                                                     565,943          32,542           33,039
                                                                  ---------------  --------------  ---------------
Total securities                                                         610,884         623,828          550,026
Federal funds sold                                                        27,500          64,000           48,700
Gross loans                                                            1,798,532       1,573,069        1,538,328
  Less:  Reserve for loan losses                                         (32,401)        (28,306)         (28,147)
                                                                  ---------------  --------------  ---------------
Net loans                                                              1,766,131       1,544,763        1,510,181
Other real estate owned                                                      285             402              449
Other assets                                                             145,596         134,980          128,385
                                                                  ---------------  --------------  ---------------
     TOTAL ASSETS                                                 $    2,650,844   $   2,483,768   $    2,339,499
                                                                  ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand                                                          $      384,424   $     354,239   $      346,148
  Time & Savings                                                       1,749,089       1,683,248        1,589,258
                                                                  ---------------  --------------  ---------------
Total deposits                                                         2,133,513       2,037,487        1,935,406
Securities sold under repurchase agreements                              254,350         204,702          166,619
Long-term debt                                                            50,963          50,000           50,000
Other liabilities                                                         15,533          17,404           17,877
                                                                  ---------------  --------------  ---------------
     TOTAL LIABILITIES                                                 2,454,359       2,309,593        2,169,902

Stockholders' Equity:
  Preferred stock                                                          3,282           3,282            3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 1999,
    December 31, 1998 and June 30, 1998 - 36,409                             182             182              182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 1999 - 908,248
   December 31, 1998 - 885,275; and September 30, 1998 - 886,124           4,541           4,426            4,437
  Surplus                                                                 65,081          55,000           55,000
  Undivided profits                                                      117,462         102,888           97,992
  Accumulated other comprehensive income                                   5,937           8,397            8,704
                                                                  ---------------  --------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY                                          196,485         174,175          169,597
                                                                  ---------------  --------------  ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    2,650,844   $   2,483,768   $    2,339,499
                                                                  ===============  ==============  ===============


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS,  EXCEPT  FOR  PER  SHARE  AMOUNTS)


                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                           ----------------------------  ----------------------------
                                             1999      1998        %        1999      1998       %
                                           --------  ---------  -------  ---------  --------  -------
INTEREST INCOME AND FEES:
  Loans                                    $ 35,836  $ 33,169     8.04   $102,283   $ 96,147    6.38
  United States Government obligations        7,840     7,837     0.04     23,415     23,946   (2.22)
  Mortgage-backed securities                      6        12   (50.00)        23         44  (47.73)
  Tax-exempt securities                         357       370    (3.51)     1,023      1,210  (15.45)
  Other securities and federal funds sold       263       419   (37.23)     2,259      1,925   17.35
                                           --------  ---------           ---------  --------
                                             44,302    41,807     5.97    129,003    123,272    4.65
                                           --------  ---------           ---------  --------
INTEREST EXPENSE:
  Deposits                                   14,861    15,279    (2.74)    43,714     44,963   (2.78)
  Short-term borrowed funds                   2,989     2,312    29.28      8,692      7,191   20.87
  Long-term debt                              1,038     1,035     0.29      3,100      2,542   21.95
                                           --------  ---------           ---------  --------
                                             18,888    18,626     1.41     55,506     54,696    1.48
                                           --------  ---------           ---------  --------

Net interest income                          25,414    23,181     9.63     73,497     68,576    7.18
Provision for loan losses                     1,630     1,432    13.83      4,110      3,714   10.66
                                           --------  ---------           ---------  --------
Net interest income after
  provision for loan losses                  23,784    21,749     9.36     69,387     64,862    6.98
                                           --------  ---------           ---------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts         5,011     4,222    18.69     13,735     12,111   13.41
  Fees for other customer services            2,898     2,566    12.94      8,046      7,303   10.17
  Gain on sale of securities                      0         0     0.00          8         28  (71.43)
  Other                                         610       545    11.93      2,168      1,808   19.91
                                           --------  ---------           ---------  --------
                                              8,519     7,333    16.17     23,957     21,250   12.74
                                           --------  ---------           ---------  --------
NONINTEREST EXPENSE:
  Salaries and employee benefits             10,127     9,127    10.96     30,483     26,795   13.76
  Net occupancy expense                         838       828     1.21      2,388      2,286    4.46
  Furniture and equipment expense               490       515    (4.85)     1,534      1,425    7.65
  Depreciation expense                        2,136     1,387    54.00      5,649      3,994   41.44
  Amortization of intangibles                 1,255     1,539   (18.45)     4,069      5,458  (25.45)
  Other                                       7,329     6,903     6.17     21,427     18,999   12.78
                                           --------  ---------           ---------  --------
                                             22,175    20,299     9.24     65,550     58,957   11.18
                                           --------  ---------           ---------  --------

Income before income taxes                   10,128     8,783    15.31     27,794     27,155    2.35
Income taxes                                  3,505     2,999    16.87      9,643      9,388    2.72
                                           --------  ---------           ---------  --------

NET INCOME                                 $  6,623  $  5,784    14.51   $ 18,151   $ 17,767    2.16
                                           ========  =========           =========  ========

=====================================================================================================
NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                          $   7.15  $   6.20    15.32   $  19.59   $  19.01    3.05

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          919,810   926,579    (0.73)   919,810    928,216   (0.91)

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  -  UNAUDITED
(DOLLARS  IN  THOUSANDS)

                                                  Non-                                       Accumulated      Total
                                                 Voting    Voting                               Other         Stock-
                                     Preferred   Common    Common              Undivided    Comprehensive    holders'
                                       Stock      Stock    Stock    Surplus     Profits        Income         Equity
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1997         $    3,282  $   182  $ 4,464   $ 55,000  $   82,287   $       13,203   $ 158,418
Comprehensive income:
  Net income                                                                      17,769
  Change in unrealized losses
     on investment securities
     available-for-sale, net of tax
     benefit of $2,422                                                                             (4,499)
Total comprehensive income                                                                                     13,270
Reacquired voting common stock                                (27)                (1,936)                      (1,963)
Preferred stock dividends                                                           (128)                         (85)
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 1998             3,282      182    4,437     55,000      97,992            8,704     169,597
Comprehensive income:
  Net income                                                                       5,849
  Change in unrealized losses
     on investment securities
     available-for-sale, net of tax
     benefit of $166                                                                                 (307)
Total comprehensive income                                                                                      5,542
Reacquired voting common stock                                (11)                  (910)                        (921)
Preferred stock dividends                                                            (43)                         (43)
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1998              3,282      182    4,426     55,000     102,888            8,397     174,175
Comprehensive income:
  Net income                                                                      18,151
  Change in unrealized losses
     on investment securities
     available-for-sale, net of tax
     benefit of $1,272                                                                             (2,460)
Total comprehensive income                                                                                     15,691
Reacquired voting common stock                                (56)                (3,451)                      (3,507)
Stock issued in acquisition                                   171     10,081                                   10,252
Preferred stock dividends                                                           (126)                        (126)
                                     ----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 1999        $    3,282  $   182  $ 4,541   $ 65,081  $  117,462   $        5,937   $ 196,485
                                     ==========  =======  ========  ========  ===========  ===============  ==========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARY
-----------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                            Nine Months Ended
                                                                              September  30,
                                                                         ----------------------
                                                                            1999        1998
                                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $  18,151   $  17,769
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                4,110       3,714
    Depreciation and amortization                                            9,719       9,452
    Amortization of investment securities                                      566         227
    Provision for deferred income taxes                                    (24,061)    (19,074)
    Gains on sales of premises and equipment                                  (222)        (18)
    Increase in interest income accrued, not collected                        (909)     (1,837)
    (Decrease)/increase in accrued interest payable                           (600)        621
    Originations of loans held for resale                                 (116,406)   (104,414)
    Proceeds from sales of loans held for resale                           122,530     103,094
    Gains on sales of loans held for resale                                   (585)       (387)
    Decrease in other assets                                                23,162      18,873
   (Decrease)/increase in other liabilities                                 (1,898)      3,268
                                                                         ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 33,557      31,288

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                 (170,007)   (109,886)
    Calls, maturities and prepayments of securities, available-for-sale    254,650           0
    Purchases of investment securities, available-for-sale                (225,865)     (8,066)
    Calls, maturities and prepayments of securities, held-to-maturity        3,505     102,299
    Purchases of investment securities, held-to-maturity                    (1,060)    (62,998)
    Net decrease in interest bearing deposits in financial institutions          0       7,700
    Decrease/(increase) in federal funds sold                               39,800     (36,800)
    Proceeds from sales of premises and equipment                            3,609       2,084
    Purchases of premises and equipment                                    (11,103)    (21,436)
    Decrease in other real estate owned                                        193         123
    Net decrease in intangible assets                                       (3,974)       (689)
    Purchase of institutions, net of cash acquired                          (6,680)          0
                                                                         ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                               (116,932)   (127,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                10,798      55,986
    Increase/(decrease) in federal funds purchased and securities sold
      under agreements to repurchase                                        49,648     (17,549)
    Issuance of Bancorporation notes                                           963           0
    Increase in long term debt                                                   0      52,000
    Principal repayments on long-term debt                                       0     (16,483)
    Common stock issued                                                     10,252           0
    Cash dividends paid                                                       (126)       (128)
    Reacquired common stock                                                 (3,507)     (1,963)
                                                                         ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                             68,028      71,863

DECREASE IN CASH AND DUE FROM BANKS                                        (15,347)    (24,518)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             115,795     126,276
                                                                         ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                 $ 100,448   $ 101,758
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

Bancorporation adopted SFAS No. 133 effective January 1, 1999. Accordingly, although Bancorporation does not have derivative instruments, management, as of January 1, 1999, has elected to transfer the U.S. Government obligation portion of its held-to-maturity securities into the available-for-sale category, as permitted by SFAS No. 133. The total transferred to the available-for-sale category was $568,944, with an adjustment to stockholders' equity for $1,854, net of tax effect of $998.

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

ACQUISITIONS
(DOLLARS  IN  THOUSANDS)

On August 20, 1999, Bancorporation acquired The Exchange Bank of South Carolina ("Exchange Bank"), a banking corporation located in Kingstree, South Carolina. Total cost of the acquisition, recorded as a purchase, was $15,750. The breakdown of the purchase cost is as follows:

     Cash                                              $  4,535
     5  year  Bancorporation  notes  @  7.50%                90
     10  year  Bancorporation  notes  @  7.75%              873
     Bancorporation  stock  -  34,174  shares            10,252
                                                         ------
          Total  consideration                          $15,750
                                                        =======

Goodwill associated with this acquisition will be amortized over 15 years using the straight-line method. There are no contingent payments, options or commitments specified in the acquisition agreement.

The following pro forma combined consolidated financial data gives effect to the August 20, 1999 acquisition of Exchange Bank as if it had been consummated on January 1, 1998.

(Dollars in thousands, except for per share data)

                               Quarter Ended         Nine Months Ended
                               September 30,          September 30,
                          ----------------------  ----------------------
                             1999        1998        1999        1998
                          ----------  ----------  ----------  ----------
Total assets              $2,650,844  $2,430,827  $2,650,844  $2,430,827
Net interest income           27,518      24,177      77,722      71,578
Other income                   8,700       7,497      24,492      21,714
Net income                     6,728       6,008      18,816      18,457
Basic earnings per share        7.04        6.21       19.62       19.05

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SUMMARY  (dollars in thousands)

                                                Quarter Ended           Nine Months Ended
                                                September  30,            September  30,
                                          ------------------------  ------------------------
SELECTED AVERAGE BALANCES:                   1999         1998         1999         1998
----------------------------------------  -----------  -----------  -----------  -----------
Total assets                              $2,681,373   $2,333,847   $2,651,101   $2,309,112
Gross loans                                1,765,183    1,524,282    1,700,309    1,476,582
Short-term borrowed funds                    255,236      187,744      256,780      196,354
Long-term debt                                50,440       50,000       50,148       41,884
Noninterest bearing deposits                 395,149      330,178      383,616      324,893
Total deposits                             2,157,153    1,905,496    2,132,987    1,886,077
Stockholders' equity                         203,783      172,536      195,787      168,303

QUALITY DATA:
----------------------------------------
Nonperforming assets                           3,205        2,922        3,205        2,922
Net chargeoffs                                   379          843        1,128        1,702
Reserve for loan losses                       32,401       28,147       32,401       28,147
Gross loans                                1,798,532    1,538,328    1,798,532    1,538,328

RATIOS:
----------------------------------------
Return on assets                                 .99%         .99%         .91%        1.03%
Return on equity                               13.00%       13.41%       12.36%       14.08%
Nonperforming assets to gross loans              .18%         .19%         .18%         .19%
Annualized net chargeoffs to gross loans         .08%         .22%         .08%         .15%
Reserve for loan losses to gross loans          1.80%        1.83%        1.80%        1.83%
Reserve for loan losses times
     nonperforming assets                     10.11X        9.63X       10.11X        9.63x


INVESTMENT  SECURITIES  (dollars  in  thousands)

As of September 30, 1999, the investment portfolio was $610,884 compared to $550,026 as of September 30, 1998. Bancorporation continues to invest primarily in short-term U.S. Government obligations, thereby minimizing credit, interest rate and liquidity risk. The portfolio was comprised of 90.60% U.S. Government obligations as of September 30, 1999, as compared to 89.20% as of September 30, 1998. The remainder of the investment portfolio primarily consists of municipal bonds owned by First-Citizens Bank and Trust Company of South Carolina ("Bank") and equity securities owned by Bancorporation. As a part of its Year 2000 cash management planning, Bancorporation transferred the U.S. Government obligations portion of its held-to-maturity securities into the available-for-sale category, as permitted by SFAS No. 133. The total transferred in the first quarter to the available-for-sale category was $568,944, with an adjustment to stockholders' equity for $1,854, net of tax effect of $998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

LOANS

Growth in loans was attributed primarily to competitive interest rates, special promotions with introductory rates on home equity loans and increased emphasis on lending to middle and small markets. The loan portfolio mix did not change significantly and no major change is expected for the remainder of 1999. The growth was funded primarily through core deposits and short-term borrowed funds.


CAPITAL  RATIOS
                                              September 30,
                                              -------------
                                              1999    1998
                                              -----  ------
Tier I leverage ratio                         8.58%   8.26%
Risk-based capital ratio total               14.07%  14.39%
     Tier I                                  12.69%  13.09%
     Tier II                                  1.38%   1.30%


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

NET  INTEREST  INCOME  (dollars  in  thousands)

The increase in net interest income in the third quarter was due to growth in interest-earning assets, primarily commercial, consumer and home equity loans.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED):

TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  ANALYSIS*  (DOLLARS  IN  THOUSANDS)

              QUARTER ENDED SEPTEMBER 30,
----------------------------------------------------
    Average Volume         Interest      Average Rate                                          Variance Due To
----------------------  ----------------  ----------                                          -----------------     Total
   1999        1998      1999     1998    1999  1998                                            Rate     Volume    Variance
----------  ----------  -------  -------  ----  ----                                          --------  --------  ----------
                                                      INTEREST-EARNING ASSETS:
1,765,183  $1,524,282   $35,984  $33,305  8.24  8.67  Loans                                   ($2,284)  $ 4,963   $   2,679
  650,028     575,480     8,008    7,935  4.93  5.47  Taxable investment securities              (846)      919          73
   30,158      25,879       549      569  8.21  8.79  Non-taxable investment securities          (108)       88         (20)
   12,558      24,104       146      333  5.44  5.48  Federal funds sold                          (30)     (157)       (187)
----------  ----------  -------  -------                                                      --------  --------  ----------
2,457,927   2,149,745    44,687   42,142  7.35  7.78     Total interest-earning assets         (3,268)    5,813       2,545

                                                      NONINTEREST-EARNING ASSETS:
  111,045      85,853                                 Cash and due from banks
   82,968      72,829                                 Premises and equipment
   29,433      25,420                                 Other, less reserve for loan losses
----------  ----------
  223,446     184,102                                   Total noninterest-earning assets
----------  ----------
2,681,373   2,333,847                                 TOTAL ASSETS
==========  ==========

                                                      INTEREST-BEARING LIABILITIES:
1,762,004  $1,575,318  $14,861  $15,279  3.41  3.85   Deposits                                ($2,009)  $ 1,591       ($418)
                                                      Federal funds purchased and securities
  255,236     187,744    2,989    2,311  4.65  4.88   sold under agreements to repurchase        (107)      785         678
   50,440      50,000    1,037    1,036  8.16  8.22   Long-term debt                               (8)        9           1
----------  ----------  ------  -------                                                       --------  -------       ------
2,067,680   1,813,062   18,887   18,626  3.68  4.08      Total interest-bearing liabilities    (2,124)    2,385         261
----------  ----------  ------  -------                                                       --------  -------       ------

                                                      NONINTEREST-BEARING LIABILITIES:
  395,149     330,178                                 Demand deposits
   14,761      18,071                                 Other liabilities
----------  ----------
  409,910     348,249                                 Total noninterest-bearing liabilities
----------  ----------
  203,783     172,536                                 Stockholders' equity
==========  ==========
                                                      TOTAL LIABILITIES AND
2,681,373  $2,333,847                                  STOCKHOLDERS' EQUITY
==========  ==========
                                          3.67  3.70  Interest rate spread
                                          ====  ====
                        $25,800  $23,516  4.25  4.34  Net Interest Margin                     ($1,144)  $ 3,428   $   2,284
                        =======  =======  ====  ====                                          ========  ========  ==========

*  Interest  income and yields are presented on a fully taxable equivalent basis using  the  federal  income  tax  rate  and state  tax  rates,  as  applicable.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS  (CONTINUED)
----------------------------------------------------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED):

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS* (DOLLARS IN THOUSANDS)

            NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------
    Average  Volume           Interest     Average Rate                                         Variance Due To
----------------------  ------------------  ----------                                          ----------------     Total
    1999       1998       1999      1998    1999  1998                                            Rate    Volume    Variance
----------  ----------  --------  --------  ----  ----                                          --------  -------  ----------
                                                               INTEREST-EARNING ASSETS:
1,700,309  $1,476,582  $102,715  $ 96,516  8.33  8.74  Loans                                   ($7,778)  $13,977  $   6,199
  639,355     584,775    23,812    24,232  5.08  5.54  Taxable investment securities            (2,499)    2,079       (420)
   30,988      28,365     1,574     1,861  8.20  8.75  Non-taxable investment securities          (448)      161       (287)
   56,966      35,370     1,930     1,443  4.81  5.45  Federal funds sold                         (292)      779        487
        0       4,879         0       240  0.00  6.58  Other earning assets                       (240)        0       (240)
---------  ----------  --------  --------                                                      --------  -------  ----------
2,427,618   2,129,971   130,031   124,292  7.39  7.80     Total interest-earning assets        (11,257)   16,996      5,739


                                                       NONINTEREST-EARNING ASSETS:
  112,011      85,756                                  Cash and due from banks
   82,469      67,231                                  Premises and equipment
   29,003      26,154                                  Other, less reserve for loan losses
---------  ----------
  223,483     179,141                                     Total noninterest-earning assets
2,651,101  $2,309,112                                  TOTAL ASSETS
=========  ==========

                                                        INTEREST-BEARING LIABILITIES:
1,749,371   $1,561,184  $ 43,715  $ 44,963  3.45  3.85  Deposits                                ($6,117)  $ 4,869    ($1,248)
                                                        Federal funds purchased and securities
  256,780      196,354     8,691     7,191  4.53  4.90  sold under agreements to repurchase        (553)    2,053      1,500
   50,148       41,884     3,100     2,542  8.26  8.11  Long-term debt                               46       512        558
---------  ----------  --------  --------                                                      --------  -------  ----------
2,056,299    1,799,422    55,506    54,696  3.70  4.06     Total interest-bearing liabilities    (6,624)    7,434        810
                        --------  --------                                                      --------  -------  ----------

                                                        NONINTEREST-BEARING LIABILITIES:
  383,616      324,893                                  Demand deposits
   15,399       16,494                                  Other liabilities
  399,015      341,387                                  Total noninterest-bearing liabilities
  195,787      168,303                                  Stockholders' equity
---------  -----------                                  TOTAL LIABILITIES AND
2,651,101   $2,309,112                                    STOCKHOLDERS' EQUITY
==========  ==========
                                            3.69  3.74  Interest rate spread
                                            ====  ====
                        $ 74,525  $ 69,596  4.26  4.37  Net interest margin                     ($4,633)  $ 9,562  $   4,929
                        ========  ========  ====  =====                                         ========  =======  ==========

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

                                   QUARTER ENDED     NINE MONTHS ENDED
                                   SEPTEMBER  30,      SEPTEMBER  30,
                                 ------------------  ------------------
RESERVE FOR LOAN LOSSES:           1999      1998      1999      1998
                                 --------  --------  --------  --------
Balance at beginning of period   $30,037   $27,558   $28,306   $26,135
Addition related to acquisition    1,113        --     1,113        --
Provision for loan losses          1,630     1,432     4,110     3,714
                                 --------  --------  --------  --------
Chargeoffs                          (704)   (1,259)   (2,213)   (2,941)
Recoveries                           325       416     1,085     1,239
                                 --------  --------  --------  --------
Net chargeoffs                      (379)     (843)   (1,128)   (1,702)
                                 --------  --------  --------  --------
Balance at end of period         $32,401   $28,147   $32,401   $28,147
                                 --------  --------  --------  --------

Nonperforming assets             $ 3,205   $ 2,922   $ 3,205   $ 2,922

Annualized net chargeoffs to:
     Average loans                   .09%      .22%      .09%      .15%
     Loans at end of period          .08%      .22%      .08%      .15%
     Reserve for loan losses        4.68%    11.98%     4.64%     8.06%

NONINTEREST  INCOME  AND  EXPENSE  (dollars  in  thousands)

Total noninterest income increased $1,186 or 16.17% and $2,707 or 12.74%, respectively, for the quarter and nine months ended September 30, 1999. Growth in both periods was primarily due to an increase in service charges on deposit accounts.

Total noninterest expense was up $1,876 or 9.24% and $6,593 or 11.18%, respectively, for the quarter and nine months ended September 30, 1999. Most of the increase in both periods was due to normal operating expenses associated with growth and expenses associated with the Year 2000 remediation and preparation effort.

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

COSTS - Bancorporation is determined to use all resources required to resolve any significant Y2K issues. Bancorporation's estimated aggregate expenses associated with Y2K matters are $3,000. This includes costs directly related to solving Y2K problems, such as modifying software and hiring Y2K consultants. Expenses incurred through September 30, 1999 were $1,819. Bancorporation is expensing all costs associated with required system changes as those costs are incurred and such costs are being funded through operating cash flows.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS   (CONTINUED)
--------------------------------------------------------------------------------

YEAR  2000  (CONTINUED)

AWARENESS - During March 1997, Bancorporation developed its plan to address the Y2K issue. Bancorporation hired consultants to direct Y2K compliance efforts. A Y2K Program Office ("PMO") consisting of in-house personnel is responsible for leading the overall Y2K process. The PMO is supported by the Executive Steering Committee ("Committee"), a group of senior managers within the organization that is chaired by the Chief Financial Officer. Both the PMO and the Committee meet monthly to review Y2K progress. A substantial portion of Bancorporation's data processing functions are performed by First Citizens Bank & Trust Company, Raleigh, North Carolina ("FCBNC") on its mainframe systems and/or systems supported by FCBNC. The PMO meets bi-monthly with FCBNC to monitor the status of its compliance efforts. Quarterly progress reports are made to Bancorporation's Board of Directors on the overall Y2K Program progress.

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

For IT mainframe systems, FCBNC has remediated all applicable software. For IT non-mainframe systems, FCBSC's outside consultant is responsible for coordinating remediation with Bancorporation's staff, which, in most cases, entails the installation of upgrades provided by outside vendors. All 88 non-mainframe systems have been remediated and tested.

Non-IT systems are more difficult to analyze for Y2K compliance and are dependent on vendor feedback to determine what will be necessary to achieve Y2K compliance. Bancorporation mailed 115 environmental letters, involving heating, air conditioning, utilities, etc, to vendors with respect to its mission critical non-IT systems. Responses have been received from all vendors, 111 written and 4 verbal, indicating they are compliant.

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

There were 35 mainframe applications to be tested and all those applications have been tested and determined to be compliant.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS   (CONTINUED)
--------------------------------------------------------------------------------

YEAR  2000  (CONTINUED)

During early 1998, Bancorporation identified all commercial credit customers whose existing aggregate borrowings from the Bank exceeded $300. Discussions have been held with each customer to assess the customer's plan for and progress toward addressing the Y2K issue. Each customer was weighted as a high, medium or low risk based on the results of the discussions. These ratings were based on the customer's preparedness, vulnerability and plans for Y2K systems. Customers rated in the medium to high-risk categories have been followed up and monitored on a periodic basis. Based on these discussions, Bancorporation's management does not believe that the impact of the Y2K issue on its commercial loan portfolio will be material. Consumer customers are not being monitored for Y2K as most of their loans are secured with collateral, and losses, should they occur, are not expected to be material.

An analysis was performed in March 1999 to determine the readiness of the Bank's large deposit base customers (over $500) as related to Y2K issues. Accounts were grouped in high or low/moderate risk categories. Low/moderate risk consists of accounts for municipalities trust accounts, Home Office accounts or other accounts classified as low risk on the initial report done in April 1998. In the high-risk category, there are accounts that do not fit into the low/moderate risk description or were classified as high risk on the April 1998 report. Total account breakdown was 98 low/moderate and 41 high-risk accounts totaling
$216,000 and $40,000, respectively. Based on additional analysis and questionnaire completion by customers, as of September 30, 1999, no customers remain in the High Risk category.

Bancorporation has reviewed its liquidity needs in terms of being able to respond to deposit base erosion because of Y2K concerns. Lines of credit have been established at other financial institutions to provide a potential source of funds and authority has been received from the Executive Committee of Bancorporation's Board of Directors to use the Federal Reserve Discount window as another source of funds. Loan assets, to be used as collateral for borrowing at the discount window, have been reviewed by the Federal Reserve. In addition, the Bond Portfolio of the Bank has been adjusted to hold additional government bonds maturing in the fourth quarter.

CONTINGENCY PLANS - Contingency plans for operational functions have been established to insure continued operation in critical areas. Bancorporation has tied individual contingency plans to the core business processes to determine minimum requirements to provide our customers with adequate service. Business management contingency plans for uncontrollable functions, such as phone, water and electrical services, were completed as of June 30, 1999. All contingency plans have been validated and are ready to implement as necessary.

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

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities.

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Not  Applicable

Item  5.  Other  Information  (Dollars  in  thousands)

Registrant has entered into an agreement to purchase three offices from another financial institution. Total assets purchased will be approximately $43,000 and deposits assumed will be approximately $65,000. The premium to be paid for this acquisition is based on deposit levels at closing and is expected to be $7,500. This acquisition is expected to close in the first quarter of 2000.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)   Exhibits
      11     Statement  Re  Computation  of  Earnings  Per  Share
      27     Financial  Data  Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FIRST  CITIZENS  BANCORPORATION
                                   OF  SOUTH  CAROLINA,  INC.
                                   (Registrant)


Dated: 11/12/99                    By:  /s/  Jay  C.  Case
       --------                         ---------------------------------------
                                        Jay  C.  Case, Executive Vice President
                                        (Chief  Financial  Officer)