Form 10-K
period 1999-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2000-03-27
CIK 708848

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999       Commission File Number 0-11172


             FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       State of South Carolina                           57-0738665
----------------------------------------        -----------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

           1230 Main Street
       Columbia, South Carolina                             29201
----------------------------------------        ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code   (803)  733-3456
                                                    ---------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
-----------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:


                         Common Stock, $5.00 per value
-----------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Voting and Nonvoting Common Stock held by non-affiliates as of March 10, 2000 was $54,159,348.

As of March 10, 2000, there were 901,444 outstanding shares of the Registrant's Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

   (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference into Part II.

   (2) Portions of the Registrant's definitive Proxy Statement dated March 24, 2000, for the Annual Meeting of Shareholders to be held April 26, 2000, are incorporated by reference into Part III.

PART I.

Item 1. BUSINESS

   First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation" or "Registrant"), a South Carolina corporation, is a bank holding company organized in 1982 which owns all the outstanding stock of First-Citizens Bank and Trust Company of South Carolina ("FCB") and The Exchange Bank of South Carolina, Inc. ("Exchange"), its banking subsidiaries.

   FCB was organized in 1969 from the merger of one of its predecessor banks, Citizens Bank, which was organized in 1936 as the Anderson Brothers Bank, and another of its predecessor banks, The Commercial Bank and Trust Company, which was organized in 1913 as the Homestead Bank. As of December 31, 1999, FCB operated 133 offices in 90 communities throughout the state.

   Exchange was acquired by Bancorporation on August 20, 1999 in a transaction recorded as a purchase. Its predecessor, Exchange Bank of South Carolina, was organized in 1932 as The Exchange Bank of Kingstree. Exchange provides banking services through four offices in Williamsburg and Georgetown Counties in South Carolina. Further information concerning the acquisition is contained in the information incorporated herein by reference in Item 7 of this report.

   The principal role of Bancorporation is to supervise and coordinate the activities of its subsidiaries and to provide them with capital and services of various kinds. The corporation derives substantially all of its income from dividends it receives from FCB. Such dividends are determined generally in relation to FCB's earnings, deposit growth and capital position.

   FCB and Exchange, which are the principal assets and sources of income of Bancorporation, are engaged in the general banking business throughout South Carolina and offer a full range of banking services, including regular and interest checking, money market, savings and time deposit accounts, personal and business loans and trust services. Wateree Enterprises, Inc., a wholly-owned subsidiary of FCB, through its wholly-owned subsidiary, Wateree Life Insurance Company, issues credit life, accident and health insurance on FCB borrowers. Another wholly-owned subsidiary of Wateree Enterprises, Inc. is Wateree Agency, Inc., which acts as agent for the sale of insurance to the FCB's customers. Another of FCB's subsidiaries, Congaree Investors Services, offers various investment products, including annuities, discount brokerage services and third-party mutual funds, to FCB's customers.

   Bancorporation also is the parent company of FCB/SC Capital Trust I ("FCB/SC"), a Delaware business trust. FCB/SC was organized during 1998 for the sole purpose of issuing and selling $50,000,000 aggregate liquidation amount of 8.25% capital securities. The net proceeds from such sale, together with the proceeds from FCB/SC's issuance of its common securities to Bancorporation, were invested in a like aggregate face amount of Bancorporation's 8.25% junior deferrable interest subordinated debentures which mature on March 15, 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after March 15, 2008. Bancorporation has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which FCB/SC exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by Bancorporation of FCB/SC's payment of distributions and other payments on the capital securities.

Employees

   Bancorporation has no salaried employees. As of December 31, 1999, FCB and Exchange, and FCB's subsidiaries, had 1,176 full-time equivalent employees. Bancorporation and its subsidiaries are not parties to any collective bargaining agreement and relations with employees are considered to be good.

Supervision and Regulation

   Bancorporation is a bank holding company registered with the Federal Reserve Board (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA") and, as such, is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB under the BHCA. Bancorporation's activities are limited to those permitted for bank holding companies under the BHCA, and it is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other financial institution or bank holding company. Additionally, the BHCA prohibits Bancorporation from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for bank holding companies.

   Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries' compliance with capital restoration plans filed with their regulators, subject to certain limits.

   As insured, state-chartered banks that are not members of the Federal Reserve System, FCB and Exchange are subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions (the "SC Board"). Absent approval of the FDIC, they are prohibited from engaging as principal in activities that are not permitted for national banks, and are prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

   As subsidiaries of Bancorporation, FCB and Exchange are subject to restrictions under Federal law on the amount of, and their ability to enter into, transactions with, or investments in the securities of, Bancorporation and certain other affiliated entities.

   Though they are not members of the Federal Reserve System, FCB and Exchange are subject to the FRB's reserve requirements applicable to all banks, and their businesses are significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree FCB's and Exchange's cost and the availability of funds and the rates of interest charged on their loans and paid on their deposits.

   The FRB, the FDIC and the SC Board have broad powers to enforce laws and regulations applicable to Bancorporation, FCB and Exchange, and to require corrective action of conditions affecting the safety and soundness of FCB and Exchange. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

Statistical Data

   Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis" on pages 5 through 25 of the Registrant's 1999 Annual Report to Shareholders which is incorporated herein by reference.


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

   A factor which also has increased competition in the Bank's local markets is reciprocal interstate banking legislation. Prior to adoption of the federal "Interstate Banking Law" described below, South Carolina law allowed bank holding companies in 12 other Southeastern states and the District of Columbia to acquire banks and bank holding companies in South Carolina, provided that reciprocal legislation had been passed in such other state or district. As a result, a number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation (among them four of the largest in the Southeastern United States) acquired banks located in South Carolina with which the Bank competes in its local markets. The Bank is the second largest bank owned by a South Carolina based holding company.

   During September 1994, Congress adopted new legislation which, subject to certain limitations, permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state (the "Interstate Banking Law"). Also, beginning June 1, 1997 and subject to certain limitations, the Interstate Banking Law permitted banks to merge with one another across state lines. Each state was allowed to authorize mergers earlier than that date and also choose to permit out-of-state banks to open branch offices within that state's borders. Alternatively, a state could opt out of interstate branching by adopting legislation before June 1, 1997. As of March 2000, South Carolina has not adopted any such legislation in response to the Interstate Banking Law.

Statistical Disclosure

   The statistical disclosures for bank holding companies required by Guide 3 are included in the information under Item 7 of this report.

Item 2.  PROPERTIES

   Bancorporation owns in fee simple one piece of property having a book value at December 31, 1999 of $34,462. To the limited extent necessary, it occupies space owned by the Bank. Bancorporation's and the Bank's principal office is located at 1230 Main Street in Columbia, South Carolina.

   The Bank owns in fee simple 202 properties having a book value at December 31, 1999 of $41,632,899 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the Bank. In addition, the Bank leases 28 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management of the Bank to be adequate. Rental expense paid for these properties in 1999 was approximately $697,000, which was offset by $1,138,000 in rental income.

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

   For information concerning Bancorporation's commitments under current leasing arrangements, see Note 7 to Bancorporation's Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS

   Neither Bancorporation nor FCB or Exchange are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

   The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on page 1 of the Registrant's 1999 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on Page 3 of the Registrant's 1999 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 26 of the Registrant's 1999 Annual Report to Shareholders

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 27 through 50 of the Registrant's 1999 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "PROPOSAL 2: ELECTION OF DIRECTORS", and "Executive Officers", on pages 5 through 7 and 9 of Registrant's definitive Proxy Statement, dated March 24, 2000, for its Annual Meeting of Shareholders to be held April 26, 2000, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

   The information under the captions "Compensation Committee Interlocks and Insider Participation", "Directors' Fees", "Executive Compensation", "Pension Plan" and "Employment Contracts, Termination of Employment, and

Change-in-Control Arrangements" on pages 8 and 10 through 11 of Registrant's definitive Proxy Statement, March 24, 2000, for its Annual Meeting of Shareholders to be held April 26, 2000, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information under the caption "Beneficial Ownership of Securities" on pages 2 through 5 of Registrants's definitive Proxy Statement dated March 24, 2000, for its Annual Meeting of Shareholders to be held April 26, 2000, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management", on pages 8 and 12 through 13 of Registrant's definitive Proxy Statement dated March 24, 2000, for its Annual Meeting of Shareholders to be held April 26, 2000, is incorporated herein by reference.


PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)  (1)  Financial Statements:

     The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiaries included on pages 27 through 50 of Registrant's 1999 Annual Report to Shareholders are incorporated by reference in Item 8.

        Report of Independent Accountants
        Consolidated Statements of Condition
        Consolidated Statements of Income
        Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules:

     All schedules are omitted as the required information is either inapplicable or is presented in the consolidated financial statements of the Registrant and its subsidiaries or Notes thereto incorporated herein by reference.

      (3) The following exhibits are either attached hereto or incorporated by reference:

        3.1 Articles of Incorporation of the Registrant as amended (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K).

        3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1999 Annual Report on Form 10-K).

        4.1 Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31,
             1998).

        4.2 Form of Guaranty Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant's registration Statement No.333-60319 filed with the SEC on July 31, 1998).

        4.3 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

        4.4 Form of Certificate evidencing Capital Securities (incorporated herein by reference to Exhibit 4.5 in the Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

        4.5 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.6 in the Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

      10.1a  Term Loan Agreement (incorporated herein by reference to Exhibit
             10.1 in the Registrant's 1987 Annual Report on Form 10-K).

      10.1b Credit Agreement between First Citizens Bancorporation of South Carolina and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 10.1b in the Registrant's 1997 Annual Report on
             Form 10-K).

       10.2 Employment Agreement between E. Hite Miller, Sr. and the Bank dated April 21, 1998 (incorporated herein by reference to Exhibit
             10.2 in the Registrant's 1998 Annual Report on From 10-K).

      *10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and E. Hite Miller, Sr. (incorporated herein by reference to Exhibit 10.3 in the Registrant's 1998 Annual Report on From 10-K).

      *10.4 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant's 1998 Annual Report on From 10-K).

      *10.5 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jay C. Case (incorporated herein by reference to Exhibit 10.5 in the Registrant's 1998 Annual Report on From 10-K).

      *10.6 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles S. McLaurin, III (incorporated herein by reference to Exhibit 10.6 in the Registrant's 1998 Annual Report on From 10-K).

      *10.7 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Peter M. Bristow (incorporated herein by reference to Exhibit
             10.7 in the Registrant's 1998 Annual Report on From 10-K).

        13.  Registrant's 1999 Annual Report to Shareholders (filed herewith).

        21.  Subsidiaries of the Registrant (filed herewith).

        27.  Financial Data Schedule (filed herewith).

      **99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 26, 2000.

        *Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

        **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

        (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the three month period ended
             December 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    03/27/2000                     FIRST CITIZENS BANCORPORATION
          ----------                        OF SOUTH CAROLINA, INC.
                                                  (Registrant)



                                          By:     /s/ Jay C. Case
                                             -------------------------
                                             Jay C. Case, Treasurer and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signatures                       Title                       Date
----------                       -----                       ----

 /s/ E. Hite Miller              Chairman of the Board       03/27/2000
-------------------------------                              ----------
     E. Hite Miller, Sr.

 /s/ Frank B. Holding            Vice Chairman of the Board  03/27/2000
-------------------------------                              ----------
     Frank B. Holding

 /s/ Jim B. Apple                President and Director      03/27/2000
-------------------------------                              ----------
     Jim B. Apple

 /s/ Peter Bristow               Chief Operating Officer     03/27/2000
-------------------------------                              ----------
     Peter Bristow

 /s/ Jay C. Case                 Treasurer and Chief         03/27/2000
-------------------------------  Financial Officer           ----------
     Jay C. Case

 /s/ Richard W. Blackmon         Director                    03/27/2000
-------------------------------                              ----------
     Richard W. Blackmon

 /s/ George H. Broadrick        Director                    03/27/2000
-------------------------------                              ----------
     George H. Broadrick

 /s/ Walter C. Cottingham        Director                    03/27/2000
-------------------------------                              ----------
     Dr. Walter C. Cottingham

 /s/ Jack M. Edwards             Director                    03/27/2000
-------------------------------                              ----------
     Jack M. Edwards

 /s/ William E. Hancock          Director                    03/27/2000
-------------------------------                              ----------
     William E. Hancock, III

 /s/ Robert B. Haynes            Director                    03/27/2000
-------------------------------                              ----------
     Robert B. Haynes

 /s/ Wycliffe E. Haynes          Director                    03/27/2000
-------------------------------                              ----------
     Wycliffe E. Haynes

 /s/ Lewis M. Henderson          Director                    03/27/2000
-------------------------------                              ----------
     Lewis M. Henderson

                                 Director
-------------------------------                              ----------
     Carmen P. Holding

Signatures                       Title                       Date
----------                       -----                       ----
 /s/ Dan H. Jordan               Director                    03/27/2000
-------------------------------                              ----------
     Dan H. Jordan

 /s/ N. Welch Morrisette, Jr.    Director                    03/27/2000
-------------------------------                              ----------
     N. Welch Morrisette, Jr.

 /s/ E. Perry Palmer             Director                    03/27/2000
-------------------------------                              ----------
     E. Perry Palmer

 /s/ William E. Sellers          Director                    03/27/2000
-------------------------------                              ----------
     William E. Sellers

 /s/ Henry F. Sherrill           Director                    03/27/2000
-------------------------------                              ----------
     Henry F. Sherrill

FORM 10-K

EXHIBIT INDEX

Exhibit Number               Exhibit
--------------               -------

   3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K).

   3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1997 Annual Report on Form 10-K).

   4.1 Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31,
        1998).

   4.2  Form of Guaranty Agreement (incorporated herein by reference to Exhibit
        4.2 of Registrant's registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

   4.3 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

   4.4 Form of Certificate evidencing Capital Securities (incorporated herein by reference to Exhibit 4.5 in the Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

   4.5 Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.6 in the Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

 10.1a Term Loan Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant's 1987 Annual Report on Form 10-K).

 10.1b Credit Agreement between First-Citizens Bancorporation of South Carolina and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 10.1b in the Registrant's 1997 Annual Report on Form 10-K).

  10.2 Employment Agreement between E. Hite Miller, Sr. and the Bank (incorporated herein by reference to Exhibit 10.2 in the Registrant's 1998 Annual Report on From 10-K).

  10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1999, between the Bank and E. Hite Miller, Sr. (incorporated herein by reference to Exhibit 10.3 in the Registrant's 1998 Annual Report on From 10-K).

  10.4 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1999, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant's 1998 Annual Report on From 10-K).

  10.5 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1999, between the Bank and Jay C. Case (incorporated herein by reference to Exhibit 10.5 in the Registrant's 1998 Annual Report on From 10-K).

  10.6 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1999, between the Bank and Charles S. McLaurin, III (incorporated herein by reference to Exhibit in the Registrant's 1998 Annual Report on From 10-K).

  10.7 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1999, between the Bank and Charles D. Cook

        (incorporated herein by reference to Exhibit 10.7 in the Registrant's 1998 Annual Report on From 10-K).

  10.8 Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31,
        1998).

  10.9  Form of Guaranty Agreement (incorporated herein by reference to Exhibit
        4.2 of Registrant's registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

 10.10 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

    13. Registrant's 1999 Annual Report to Shareholders (filed herewith)

    21. Subsidiaries of Registrant (filed herewith)

    27. Financial Data Schedule (filed herewith)
        (Electronic filing only)

    99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 26, 2000.*

   *Pursuant to Rule 12b-23(a)(3), this exhibit is not being filed.