Form 10-Q
period 2000-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2000-05-11
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2000              Commission File Number 0-11172

              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                       57-0738665
-----------------------------------         ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding  at  April  30,  2000
               -----                       ---------------------------------
Voting Common Stock, $5.00 Par Value                900,676  Shares
Non-Voting Common Stock, $5.00 Par Value             36,409  Shares

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
-------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR  VALUE)

                                                                 MARCH 31,    December 31,    March 31,
                                                                   2000           1999          1999
                                                                -----------  --------------  -----------
ASSETS
Cash and due from banks                                         $  118,473   $     151,897   $  107,001
Federal funds sold                                                  36,500          37,400       87,100

Investment securities:
  Held-to-maturity, at amortized cost                               33,752          40,666       24,413
  Available-for-sale, at fair value                                674,491         522,326      600,821
                                                                -----------  --------------  -----------
Total investment securities                                        708,243         562,992      625,234
                                                                -----------  --------------  -----------

Gross loans                                                      1,925,368       1,854,520    1,598,043
  Less: Allowance for loan losses                                  (34,265)        (32,972)     (28,760)
                                                                -----------  --------------  -----------
Net loans                                                        1,891,103       1,821,548    1,569,283
                                                                -----------  --------------  -----------
Premises and equipment                                              86,087          84,395       80,384
Interest receivable                                                 17,422          15,135       14,593
Intangible assets                                                   25,823          19,256       16,202
Other assets                                                        34,431          33,962       22,632
                                                                -----------  --------------  -----------
     TOTAL ASSETS                                               $2,918,082   $   2,726,585   $2,522,429
                                                                ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                        $  427,074   $     396,781   $  361,176
  Time and savings                                               1,887,519       1,825,252    1,678,972
                                                                -----------  --------------  -----------
Total deposits                                                   2,314,593       2,222,033    2,040,148
Securities sold under agreements to repurchase and federal
   funds purchased                                                 324,969         230,904      236,725
Long-term debt                                                      50,963          50,963       50,000
Other liabilities                                                   25,649          22,612       18,118
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES                                           2,716,174       2,526,512    2,344,991
                                                                -----------  --------------  -----------

STOCKHOLDERS' EQUITY:
  Preferred stock                                                    3,248           3,282        3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 2000,
    December 31, 1999 and March 31, 1999 - 36,409                      182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 2000 - 900,870
   December 31, 1999 - 906,205; and March 31, 1999 - 882,766         4,504           4,531        4,414
  Surplus                                                           65,081          65,081       55,000
  Undivided profits                                                128,317         123,328      107,381
  Accumulated other comprehensive income, net of taxes                 576           3,669        7,179
                                                                -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                    201,908         200,073      177,438
                                                                -----------  --------------  -----------
     COMMITMENTS AND CONTINGENCIES                                      --              --           --
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,918,082   $   2,726,585   $2,522,429
                                                                ===========  ==============  ===========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
==============================================================================
CONSOLIDATED  STATEMENTS  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS-EXCEPT  PER  SHARE  DATA)

                                                        FOR THE
                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                    2000      1999
                                                  --------  --------
INTEREST INCOME:
  Loans, including fees                           $ 38,881  $ 32,626
  Interest on investment securites:
    Taxable                                          8,184  $  7,757
                                                       390       342
  Federal funds sold                                   910     1,159
                                                  --------  --------
Total interest income                               48,365    41,884
                                                  --------  --------
INTEREST EXPENSE:
  Deposits                                          17,014    14,520
  Securities sold under agreements to repurchase
    and federal funds purchased                      4,127     2,877
  Long-term debt                                     1,050     1,031
                                                  --------  --------
Total interest expense                              22,191    18,428
                                                  --------  --------

Net interest income                                 26,174    23,456
Provision for loan losses                            1,559       663
                                                  --------  --------
Net interest income after
  provision for loan losses                         24,615    22,793
                                                  --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts                5,080     4,100
  Commission and fees from fiduciary activities        610       395
  Fees for other customer services                     611       617
  Mortgage servicing fees                              549       549
  Bankcard discount and fees                         1,004       814
  Insurance premiums earned                            358       402
  Gain on sale of investment securities                 31         -
  Other                                                183       632
                                                  --------  --------
Total noninterest income                             8,426     7,509
                                                  --------  --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                    11,291    10,386
  Net occupancy expense                              1,671     1,574
  Furniture and equipment expense                    1,616     1,465
  Amortization of intangibles                        1,378     1,411
  Bankcard processing expense                        1,061       933
  Data processing expense                            1,873     1,722
  Professional services                                494       487
  Other                                              3,947     3,935
                                                  --------  --------
Total noninterest expense                           23,331    21,913
                                                  --------  --------

Income before income tax expense                     9,710     8,389
Income tax expense                                   3,350     2,924
                                                  --------  --------
NET INCOME                                        $  6,360  $  5,465
                                                  ========  ========

----------------------------------------------------------------------
======================================================================
----------------------------------------------------------------------

NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $   6.73  $   5.89
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               938,902   919,835

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME-  UNAUDITED
(DOLLARS  IN  THOUSANDS)

                                               Non-                                       Accumulated      Total
                                              Voting    Voting                               Other         Stock-
                                  Preferred   Common    Common              Undivided    Comprehensive    holders'
                                    Stock      Stock    Stock    Surplus     Profits     Income/(Loss)     Equity
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1998     $    3,282   $   182  $ 4,426   $ 55,000  $  102,888   $        8,397   $ 174,175
Comprehensive income:
  Net income                                                                    5,465                        5,465
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $2,422                                                                          (1,218)     (1,218)
                                                                                                         ----------
Total comprehensive income                                                                                   4,247
                                                                                                         ----------
Reacquired voting common stock                             (12)                  (930)                        (942)
Preferred stock dividends                                                         (42)                         (42)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 1999             3,282       182    4,414     55,000     107,381            7,179     177,438
Comprehensive income:
  Net income                                                                   19,181                       19,181
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $120                                                                            (3,510)     (3,510)
                                                                                                         ----------
Total comprehensive income                                                                                  15,671
                                                                                                         ----------
Reacquired voting common stock                             (54)                (3,105)                      (3,159)
Stock issued in acquisition                                171     10,081                                   10,252
Preferred stock dividends                                                        (129)                        (129)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1999          3,282       182    4,531     65,081     123,328            3,669     200,073
Comprehensive income:
  Net income                                                                    6,360                        6,360
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $1,218                                                                          (3,093)     (3,093)
                                                                                                         ----------
Total comprehensive income                                                                                   3,267
                                                                                                         ----------
Reacquired preferred stock              (34)                                        6                          (28)
Reacquired voting common stock                             (27)                (1,335)                      (1,362)
Preferred stock dividends                                                         (42)                         (42)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 2000        $    3,248   $   182  $ 4,504   $ 65,081  $  128,317   $          576   $ 201,908
                                 ===========  =======  ========  ========  ===========  ===============  ==========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARY

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN THOUSANDS)

                                                                                 For the three months ended
                                                                                          March  31,
                                                                                   ---------------------
                                                                                      2000       1999
                                                                                   ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   6,360   $  5,465
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                          1,559        663
    Depreciation and amortization                                                      3,370      3,090
    (Accretion) amortization of investment securities                                   (731)       137
    Deferred income tax benefit                                                         (134)    (6,874)
    Gains on sales of premises and equipment                                               0       (150)
    (Increase) decrease in interest receivable                                        (2,287)       261
    Increase in interest payable                                                       1,913        598
    Origination of mortgage loans held-for-sale                                      (20,233)   (40,738)
    Proceeds from sales of mortgage loans held-for-sale                               21,134     46,532
    Gains on sales of mortage loans held-for-sale                                        (64)      (223)
    Gains on call or sale of investment securities                                       (31)         0
    Decrease in other assets                                                           1,376      8,949
    Increase in other liabilities                                                      1,114        116
                                                                                   ----------  ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           13,346     17,826

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (38,504)   (30,754)
    Calls, maturities and prepayments of investment securities held-to-maturity        7,881        934
    Purchases of investment securities held-to-maturity                                 (205)      (290)
    Calls, maturities and prepayments of investment securities available-for-sale     63,308     79,802
    Purchases of investment securities available-for-sale                           (220,231)   (83,862)
    Decrease (increase) in federal funds sold                                            900    (23,100)
    Proceeds from sales of premises and equipment                                          0      2,512
    Purchases of premises and equipment                                               (2,158)    (5,313)
    (Increase) decrease in other real estate owned                                       (39)       195
    Increase in intangible assets                                                        (87)      (444)
    Purchase of institutions, net of cash acquired                                    24,478          0
                                                                                   ----------  ---------
      NET CASH USED IN INVESTING ACTIVITIES                                         (164,657)   (60,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                          25,254      2,661
    Increase in federal funds purchased and securities sold
      under agreements to repurchase                                                  94,065     32,023
    Cash dividends paid                                                                  (42)       (42)
    Cash paid to reacquire preferred stock                                               (28)         0
    Cash paid to reacquire common stock                                               (1,362)      (942)
                                                                                   ----------  ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      117,887     33,700

NET DECREASE IN CASH AND DUE FROM BANKS                                              (33,424)    (8,794)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                       151,897    115,795
                                                                                   ----------  ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 118,473   $107,001
                                                                                   ==========  =========

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (Unaudited)

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 1999. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1999 Annual Report.

Basis  of  presentation

The preceding consolidated financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2000 presentation.


Acquisitions  (Dollars  in  thousands)

On March 10, 2000, three branch locations were acquired from another South Carolina financial institution. First Citizens Bank and Trust of South Carolina, Inc. ("Bank") acquired deposits of $67,983, loans of $32,632, and goodwill of $7,864 in connection with this acquisition. No goodwill amortization was recorded for the period ended March 31, 2000 related to this acquisition.

On August 20, 1999, Bancorporation acquired The Exchange Bank of South Carolina, a banking corporation located in Kingstree, South Carolina. The total cost of the acquisition, recorded as a purchase, was $15,750.

The  breakdown  of  the  purchase  price  is  as  follows:

     Cash                                               $  4,535
     5  year  Bancorporation  notes  @  7.50%                 90
     10  year  Bancorporation  notes  @  7.75%               873
     Bancorporation  stock  -  34,174  shares             10,252
                                                        --------
     Total  consideration                               $ 15,750
                                                        ========

Goodwill amortization related to this acquisition for the quarter ended March 31, 2000, was $53.

Subsequent  events

On April 26, 2000, Bancorporation's Board of Directors declared a $.25 dividend on common stock to shareholders of record on May 5, 2000, payable on May 15, 2000.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS

Summary  (Dollars  in  thousands)

Net income for the quarter ended March 31, 2000 totaled $6,360, or $6.73 per common share. Net income for the quarter ended March 31, 1999 totaled $5,465, or $5.89 per common share.

The primary factors affecting the increase in net income were a $1,822 or 7.99% increase in net interest income after provision for loan losses, and a $917 or 12.21% increase in noninterest income. These favorable changes were partially offset by a $1,418 or 6.47% increase in noninterest expense, and a $426 or 14.57% increase in income tax expense.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the period ended March 31, 2000 and March 31, 1999 were 12.50% and 12.35%, respectively. The increase was primarily the result of improvement in return on average assets. Return on average assets for the period ended March 31, 2000 and March 31, 1999 were .90% and .87%, respectively. The increase was primarily the result of an 18 basis point improvement in the noninterest margin to average assets. This favorable change was partially offset by a 13 basis point decline in the net interest margin after provision to average assets. Net interest income is discussed further in the following section.

Table 1 provides summary information on selected average balances and ratios. Table 1: Selected Summary Information (dollars in thousands)

                                                                           As of and for the
                                                                          three months ended
                                                                                March 31,
                                                                        ------------------------
Selected average balances:                                                  2000        1999
                                                                        -----------  -----------
Total assets                                                            $2,817,140   $2,518,229
Interest-earning assets                                                  2,575,796    2,304,390
Investment securities                                                      641,689      626,107
Loans                                                                    1,868,559    1,579,202
Deposits                                                                 2,236,351    2,016,090
Noninterest-bearing deposits                                               399,327      352,031
Interest-bearing deposits                                                1,837,024    1,664,059
Interest-bearing liabilities                                             2,191,200    1,972,900
Stockholders' equity                                                       203,534      176,979

Selected ratios:
Return on average assets                                                       .90%         .87%
Return on average stockholders   equity                                      12.50%       12.35%
Return on average common stockholders'                                        7.11%        6.90%
   equity
Net yield on average interest-earning assets                                  4.15%        4.19%
   (tax equivalent)
Average loans to average deposits                                            83.55%       78.33%
Nonperforming assets to total loans                                            .17%         .18%
Allowance for loan losses to total loans                                      1.78%        1.80%

Allowance for loan losses to nonperforming                                  10.90x       10.22x
   assets
Average stockholders' equity to average total                                 7.22%        7.03%
   assets
Total risk-based capital ratio                                               13.20%       14.38%
Tier I risk-based capital ratio                                              11.96%       13.12%
Tier I leverage ratio                                                         8.16%        8.26%


Net  interest  income  (Dollars  in  thousands)

Net interest income represents the principal source of earnings for Bancorporation. Table 2 compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters ended March 31, 2000 and 1999.

Table  2:  Comparative  Average  Balance  Sheets  and  Taxable  Equivalent  Rate/Volume  Variance  (Dollars  in  thousands)

                                          As of and for the three months ended March 31,

                                                                                     Yield/Average  Change Due to(2)
                                                 Average Balance    Interest Inc/Exp(1)   Rate      ----------------     Net
                                             ----------------------  ----------------  ----------   Yield              Increase
                                                2000        1999      2000     1999    2000  1999   /Rate    Volume   (Decrease)
                                             ----------  ----------  -------  -------  ----  ----  -------  --------  -----------
Interest-earning assets:
Loans (3)                                    $1,868,559  $1,579,202  $39,061  $32,773  8.41  8.42  $  204   $ 6,084   $    6,288
Investment securities:
  Taxable                                       612,553     601,830    8,184    7,757  5.37  5.23     283       144          427
  Non-taxable                                    29,136      24,277      600      526  8.24  8.67     (26)      100           74
Federal funds sold                               65,548      99,081      910    1,159  5.58  4.74     219      (468)        (249)
                                             ----------  ----------  -------  -------              -------  --------  -----------

Total interest-earning assets                 2,575,796   2,304,390   48,755   42,215  7.61  7.43     680     5,860        6,540
                                             ----------  ----------  -------  -------              -------  --------  -----------

Noninterest-earning assets:
Cash and due from banks                         116,823     107,423
Premises and equipment                           85,135      80,269

Other, less allowance for loan losses            39,386      26,147
                                             ----------  ----------


Total noninterest-earning assets                241,344     213,839
                                             ----------  ----------

Total assets                                 $2,817,140  $2,518,229
                                             ----------  ----------

Interest-bearing liabilities:
Deposits                                      1,837,024  $1,664,059  $17,014  $14,521  3.73  3.54  $  880   $ 1,613   $    2,493
Federal funds purchased and
 securities sold under
 agreements to repurchase                       303,213     258,841    4,127    2,877  5.47  4.51     643       607        1,250
Long-term debt                                   50,963      50,000    1,050    1,031  8.24  8.25      (1)       20           19
                                             ----------  ----------  -------  -------              -------  --------  -----------


Total interest-bearing liabilities            2,191,200   1,972,900   22,191   18,429  4.07  3.79   1,522     2,240        3,762
                                             ----------  ----------  -------  -------              -------  --------  -----------

Noninterest-bearing liabilities:
Demand deposits                                 399,327     352,031
Other liabilities                                23,079      16,319


Total noninterest-bearing liabilities           422,406     368,350

Stockholders' equity                            203,534     176,979


Total liabilities and stockholders' equity   $2,817,140  $2,518,229
                                             ==========  ==========

Interest rate spread                                                                   3.54  3.64
                                                                                       ====  ====
Net interest margin                                                  $26,564  $23,786  4.15  4.19   ($842)  $ 3,620   $    2,778
                                                                     =======  =======  ====  ====  =======  ========  ===========

(1)  Non-taxable  interest  income  has  been  adjusted  to  a taxable equivalent rate, using the federal income tax rate of 35%.
(2)  Yield/rate-volume  changes  have  been  allocated  to  each  category  based  on the percentage of each to the total change.
(3)  Nonaccrual  loans  are included in the average loan balances.  Income on such loans generally is recognized on a cash basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
--------------------------------------------------------------------------------

Net interest income on a tax equivalent basis increased $2,778 or 11.68% for the three months ended March 31, 2000, over the comparable period in 1999. Net interest margin to average assets declined 4 basis points from 3.83% at March 31, 1999 to 3.79% at March 31, 2000. The decline was due to a decrease in the ratio of earnings assets to average assets from 91.51% at March 31, 1999 to 91.43% at March 31, 2000, and a decrease in net interest margin to average earning assets from 4.19% at March 31, 1999 to 4.15% at March 31, 2000.

Net interest margin to average earning assets declined by 4 basis points due to a 10 basis point decline in the net interest spread. The decline in net interest spread was offset by a favorable change in the contribution to net interest margin from the net interest position. The net interest position as a percent of earning assets increased from 14.39% at March 31, 1999 to 14.93% at March 31, 2000.

The decline in the net interest rate spread from 3.64% at March 31, 1999 to 3.54% at March 31, 1999 was due to the increase in the cost of interest-bearing liabilities exceeding the increase in interest earned on earning assets. The cost of interest-bearing liabilities increased from 3.79% at March 31, 1999 to 4.07% at March 31, 2000, or an increase of 28 basis points, while the yield on earning assets increased from 7.43% to 7.61%, or an increase of 18 basis points. The increase in the cost of interest-bearing liabilities was due to an increase in the rate paid on deposits (primarily CDs) and repurchase agreements. The increase in the yield on interest-earning assets was primarily due to an increase in the yields on investment securities and federal funds sold.


Noninterest  income  and  expense  (Dollars  in  thousands)

Noninterest income increased by $917 or 12.21% for the three months ended March 31, 2000, over the comparable period in 1999 due to increases in service charges on deposits commissions and fees from fiduciary activities and bankcard fees. Service charges on deposits increased by $980 or 23.90% over the comparable period primarily due to overall deposit growth. Additionally, commissions and fees from fiduciary and bankcard activities increased by $405 or 33.50%. These favorable changes were partially offset by a $500 or 51.65% decline in other income. Other income declined due to a decline in non-recurring gain on sale of fixed assets and premiums earned on the sale of mortgage loans.

Noninterest expense increased by $1,418 or 6.47% for the three months ended March 31, 2000 over the comparable period in 1999 due to increases in salaries and employee benefits, depreciation expense, data processing expense and bankcard processing expense. Salaries and employee benefits increased $905 or 8.71% over the comparable period primarily due to an increase in the number of employees, the addition of Exchange Bank employees and merit increases. Depreciation expense (included in net occupancy and furniture and fixtures expense) increased by $316 or 18.80% over the comparable period due to the addition of depreciation on Exchange Bank assets, and an increase in the level of assets placed in service since March 31, 1999. Data processing expense increased $151 or 8.77% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $128 or 13.72% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.29% for the three months ended March 31, 1999 to a negative 2.11% for the three months ended March 31, 2000. This was due to a 17 basis point decrease in non-interest expense to average assets and a 1 basis point increase in noninterest income to average assets. This factor had the most measurable impact on the improvement in return on assets for the comparable periods.


Income  taxes  (Dollars  in  thousands)

Total income tax expense increased by $426 or 14.57% for the three months ended March 31, 2000 over the comparable period in 1999 due to the increase in net income. The effective tax rate was 34.5% and 34.8% at March 31, 2000 and March 31, 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
--------------------------------------------------------------------------------
                               FINANCIAL CONDITION

Investment  securities  (Dollars  in  thousands)

As of March 31, 2000, the investment portfolio totaled $708,243, compared to $625,234 at March 31, 1999. The investment portfolio increased as funds were shifted from federal funds sold to the bond portfolio. Approximately $22,000 of investment securities were purchased in the Exchange Bank acquisition. During 1999, excess cash was invested in federal funds sold to provide for Year 2000 liquidity. Bancorporation continues to invest primarily in short-term U.S.
government obligations to minimize credit, interest rate and liquidity risk. During the first quarter, Bancorporation purchased $40,000 of Federal Home Loan Bank ("FHLB") bonds. The FHLB is a Aaa-rated government sponsored agency. The investment portfolio consisted of 90.84% and 91.27% U.S. government and government agency securities as of March 31, 2000 and March 31, 1999, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

Loans  and  allowance  for  loan  losses  (Dollars  in  thousands)

As of March 31, 2000, loans totaled $1,925,368, compared to $1,598,043 at March 31, 1999. Of this increase, $95,557 was related to acquisitions and the remainder was the a result of normal loan growth. The composition of the loan portfolio has not shifted significantly since March 31, 1999. Loan growth was primarily funded through core deposits and short-term borrowed funds.

It is the policy of Bancorporation to maintain an allowance for loan losses which is adequate to absorb probable losses inherent in the loan portfolio. Management believes that the provision taken during the three months ended March 31, 2000 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of March 31, 2000 and 1999 is presented below. The allowance for loan losses is managed and maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses. During the first quarter of 2000, Bancorporation recorded provision expense of approximately $586 related to loans purchased in three branch acquisitions based on management's estimate of losses inherent in those loans.

                                            As of and for the
                                            three months ended
                                                March 31,
                                          -----------------------
Allowance for loan losses:                   2000        1999
                                          ----------  -----------
Balance at beginning of period            $  32,972   $   28,306
Provision for loan losses                     1,559          663
                                          ----------  -----------
Charge-offs                                    (700)        (585)
Recoveries                                      434          376
                                          ----------  -----------
Net charge-offs                                (266)        (209)
                                          ----------  -----------
Balance at end of period                  $  34,265   $   28,760
                                          ----------  -----------
Nonperforming assets                      $   3,143   $    2,814
Annualized net charge-offs to:
Average loans                                   .06%         .05%
Loans at end of period                          .06%         .06%
Allowance for loan losses                      3.11%        2.91%

Funding  sources  (Dollars  in  thousands)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $274,445 or 13.45% from March 31, 1999 to March 31, 2000. Deposits totaling $158,118 were obtained through acquisitions during the period. Average deposits were $2,236,351 and $2,016,090 at March 31, 2000 and March 31, 1999,
respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
--------------------------------------------------------------------------------

Short-term borrowings in the form of repurchase agreements are another source of funds. Short-term borrowings increased $88,244 or 37.28% from March 31, 1999 to March 31, 2000. Average short-term borrowings were $303,213 and $258,841 at
March  31,  2000  and  March  31,  1999,  respectively.

Capital  resources

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details
Bancorporation's  capital  ratios  at  March  31,  2000  and  1999.

Capital ratios                           March 31,
                               -----------------------------
                                  2000               1999
                               ----------         ----------
Tier I leverage ratio               8.16%              8.26%
Total risk-based capital ratio     13.20%             14.37%
    Tier I                         11.96%             13.12%
    Tier II                         1.24%              1.25%

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings

Bancorporation and its subsidiaries, are not parties to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their business.

Item  2.  Changes  in  Securities

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Not  Applicable.

Item  5.  Other  Information

Not  Applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

        11     Statement  Re  Computation  of  Earnings  Per  Share
        27     Financial  Data  Schedule

(b)     No  reports  on  Form  8-K were filed during the quarter ended March 31,
        2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FIRST  CITIZENS  BANCORPORATION
                                 OF  SOUTH  CAROLINA,  INC.
                                 (Registrant)


Dated:   May  11,  2000          By:  /s/  Jay  C.  Case
       -----------------              -----------------------------------------
                                      Jay C. Case, Executive Vice President
                                      (Chief  Financial  Officer)