Form 10-Q
period 2000-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2000-08-14
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For  the  quarter  ended  June  30,  2000     Commission  File  Number  0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH  CAROLINA                                57-0738665
------------------------------------        ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding  at  July  31,  2000
                     -----                      --------------------------------

  VOTING  COMMON  STOCK,  $5.00  PAR  VALUE              899,731  SHARES
  NON-VOTING  COMMON  STOCK,  $5.00  PAR  VALUE           36,409  SHARES


PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  CONDITION  -  UNAUDITED  (DOLLARS  IN  THOUSANDS,  EXCEPT  PAR  VALUES)



                                                                 JUNE 30,     December 31,    June 30,
                                                                   2000           1999          1999
                                                                -----------  --------------  -----------
ASSETS
Cash and due from banks                                         $  130,712   $     151,897   $  116,823
Federal funds sold                                                  36,000          37,400        1,700
                                                                -----------  --------------  -----------

Total cash and cash equivalents                                    166,712         189,297      118,523
                                                                -----------  --------------  -----------

Investment securities:
  Held-to-maturity, at amortized cost                               30,317          40,666       23,299
  Available-for-sale, at fair value                                638,208         522,326      645,301
                                                                -----------  --------------  -----------

Total investment securities                                        668,525         562,992      668,600
                                                                -----------  --------------  -----------


Gross loans                                                      1,991,812       1,854,520    1,669,124
  Less: Allowance for loan losses                                  (35,437)        (32,972)     (30,037)
                                                                -----------  --------------  -----------

Net loans                                                        1,956,375       1,821,548    1,639,087
                                                                -----------  --------------  -----------

Premises and equipment                                              86,222          84,395       81,122
Interest receivable                                                 18,426          15,135       14,863
Intangible assets                                                   24,502          19,256       15,100
Other assets                                                        34,788          33,962       24,772
                                                                -----------  --------------  -----------

     TOTAL ASSETS                                               $2,955,550   $   2,726,585   $2,562,067
                                                                ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                        $  435,789   $     396,781   $  376,823
  Time and savings                                               1,902,393       1,825,252    1,691,623
                                                                -----------  --------------  -----------

Total deposits                                                   2,338,182       2,222,033    2,068,446
Securities sold under agreements to repurchase and federal
   funds purchased                                                 326,506         230,904      243,518
Long-term debt                                                      50,963          50,963       50,000
Other liabilities                                                   29,400          22,612       16,672
                                                                -----------  --------------  -----------

     TOTAL LIABILITIES                                           2,745,051       2,526,512    2,378,636
                                                                -----------  --------------  -----------


STOCKHOLDERS' EQUITY:
  Preferred stock                                                    3,234           3,282        3,282
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 2000,
    December 31, 1999 and June 30, 1999 - 36,409                       182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 2000 - 899,830;
    December 31, 1999 - 906,205; and June 30, 1999 - 882,766         4,499           4,531        4,414
  Surplus                                                           65,081          65,081       55,000
  Undivided profits                                                134,944         123,328      113,402
  Accumulated other comprehensive income, net of taxes               2,559           3,669        7,151
                                                                -----------  --------------  -----------

     TOTAL STOCKHOLDERS' EQUITY                                    210,499         200,073      183,431
                                                                -----------  --------------  -----------

     COMMITMENTS AND CONTINGENCIES                                      --              --           --
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,955,550   $   2,726,585   $2,562,067
                                                                ===========  ==============  ===========


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS-EXCEPT  PER  SHARE  DATA)

                                                        FOR THE            FOR THE
                                                     QUARTER ENDED     SIX MONTHS ENDED
                                                        JUNE 30,           JUNE 30,
                                                  ------------------  ------------------
                                                    2000      1999      2000      1999
                                                  --------  --------  --------  --------
INTEREST INCOME:
  Loans, including fees                           $ 42,008  $ 33,821  $ 80,889  $ 66,447
  Interest on investment securites:
    Taxable                                          9,681     8,047    17,865    15,804
    Non-taxable                                        366       324       756       666
  Federal funds sold                                   177       625     1,087     1,784
                                                  --------  --------  --------  --------

Total interest income                               52,232    42,817   100,597    84,701
                                                  --------  --------  --------  --------

INTEREST EXPENSE:
  Deposits                                          18,268    14,333    35,282    28,853
  Securities sold under agreements to repurchase
    and federal funds purchased                      4,784     2,826     8,911     5,703
  Long-term debt                                     1,074     1,031     2,124     2,062
                                                  --------  --------  --------  --------

Total interest expense                              24,126    18,190    46,317    36,618
                                                  --------  --------  --------  --------


Net interest income                                 28,106    24,627    54,280    48,083
Provision for loan losses                            1,994     1,817     3,553     2,480
                                                  --------  --------  --------  --------

Net interest income after
  provision for loan losses                         26,112    22,810    50,727    45,603
                                                  --------  --------  --------  --------


NONINTEREST INCOME:
  Service charges on deposit accounts                5,505     4,624    10,585     8,724
  Commissions and fees from fiduciary activities       650       388     1,260       783
  Fees for other customer services                     653       542     1,264     1,159
  Mortgage servicing fees                              560       542     1,109     1,091
  Bankcard                                           1,184     1,016     2,188     1,830
  Insurance premiums                                   652       494     1,010       896
  Other                                                258       323       472       955
                                                  --------  --------  --------  --------

Total noninterest income                             9,462     7,929    17,888    15,438
                                                  --------  --------  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    11,596     9,970    22,887    20,356
  Net occupancy expense                              1,618     1,508     3,289     3,082
  Furniture and equipment expense                    1,522     1,560     3,138     3,025
  Amortization of intangibles                        1,789     1,403     3,167     2,814
  Bankcard processing expense                        1,269     1,116     2,330     2,049
  Data processing expense                            2,019     1,653     3,892     3,375
  Professional services                                465       580       959     1,067
  Other                                              4,437     3,672     8,384     7,607
                                                  --------  --------  --------  --------

Total noninterest expense                           24,715    21,462    48,046    43,375
                                                  --------  --------  --------  --------


Income before income tax expense                    10,859     9,277    20,569    17,666
Income tax expense                                   3,746     3,214     7,096     6,138
                                                  --------  --------  --------  --------

NET INCOME                                        $  7,113  $  6,063  $ 13,473  $ 11,528
                                                  ========  ========  ========  ========


NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $   7.54  $   6.55  $  14.27  $  12.44
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               936,877   919,175   937,865   919,520


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  AND  ACCUMULATED COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS  IN  THOUSANDS)


                                               Non-                                       Accumulated      Total
                                              Voting    Voting                               Other         Stock-
                                  Preferred   Common    Common              Undivided    Comprehensive    holders'
                                    Stock      Stock    Stock    Surplus     Profits     Income/(Loss)     Equity
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1998     $    3,282   $   182  $ 4,426   $ 55,000  $  102,888   $        8,397   $ 174,175
Comprehensive income:
  Net income                                                                   11,528                       11,528
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $671                                                                            (1,246)     (1,246)
                                                                                                         ----------
Total comprehensive income                                                                                  10,282
                                                                                                         ----------
Reacquired voting common stock                             (12)                  (930)                        (942)
Preferred stock dividends                                                         (84)                         (84)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------

Balance at June 30, 1999              3,282       182    4,414     55,000     113,402            7,151     183,431
Comprehensive income:
  Net income                                                                   13,118                       13,118
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $1,871                                                                          (3,482)     (3,482)
                                                                                                         ----------
Total comprehensive income                                                                                   9,636
                                                                                                         ----------
Reacquired voting common stock                             (54)                (3,105)                      (3,159)
Stock issued in acquisition                                171     10,081                                   10,252
Preferred stock dividends                                                         (87)                         (87)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------

Balance at December 31, 1999          3,282       182    4,531     65,081     123,328            3,669     200,073
Comprehensive income:
  Net income                                                                   13,473                       13,473
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $1,218                                                                          (1,110)     (1,110)
                                                                                                         ----------
Total comprehensive income                                                                                  12,363
                                                                                                         ----------
Reacquired preferred stock              (48)                                       10                          (38)
Reacquired voting common stock                             (32)                (1,557)                      (1,589)
Common stock dividends                                                           (225)                        (225)
Preferred stock dividends                                                         (85)                         (85)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------

Balance at June 30, 2000         $    3,234   $   182  $ 4,499   $ 65,081  $  134,944   $        2,559   $ 210,499
                                 ===========  =======  ========  ========  ===========  ===============  ==========


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARY

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                                          For  the
                                                                                      Six  Months  Ended
                                                                                          June  30,
                                                                                    ----------------------
                                                                                       2000        1999
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                        $  13,473   $  11,528
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                           3,553       2,480
    Depreciation and amortization                                                       7,105       6,114
    (Accretion) amortization of investment securities                                  (1,022)        313
    Change in deferred taxes                                                              820     (14,755)
    Gain on sales of premises and equipment                                                 0        (173)
    Increase in accrued interest receivable                                            (3,291)         (9)
    Increase/(decrease) in accrued interest payable                                     3,117        (535)
    Origination of mortgage loans held-for-resale                                     (49,841)    (81,245)
    Proceeds from sales of mortgage loans held-for-resale                              51,532      86,254
    Gain on sales of mortgage loans held-for-resale                                      (164)       (421)
    (Increase)/decrease in other assets                                                (1,039)     14,636
    Increase/(decrease) in other liabilities                                            3,660        (197)
                                                                                    ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            27,903      23,990
                                                                                    ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (106,485)   (101,392)
    Calls, maturities and prepayments of investment securities, available-for-sale    155,451     153,306
    Purchases of investment securities, available-for-sale                           (273,040)   (201,890)
    Calls, maturities and prepayments of investment securities, held-to-maturity       11,601       2,642
    Purchases of investment securities, held-to-maturity                                 (205)     (1,060)
    Proceeds from sales of premises and equipment                                           0       3,068
    Purchases of premises and equipment                                                (4,234)     (8,420)
    (Increase)/decrease in other real estate owned                                         (3)        269
    Increase in intangible assets                                                        (498)       (534)
    Purchase of institutions, net of cash acquired                                     24,416           0
                                                                                    ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                          (192,997)   (154,011)
                                                                                    ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                           48,843      30,959
    Increase in federal funds purchased and securities sold
      under agreements to repurchase                                                   95,603      38,816
    Cash dividends paid                                                                  (310)        (84)
    Cash paid to reacquire preferred stock                                                (38)       (942)
    Cash paid to reacquire common stock                                                (1,589)          0
                                                                                    ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       142,509      68,749
                                                                                    ==========  ==========

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (22,585)    (61,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      189,297     179,795
                                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 166,712   $ 118,523
                                                                                    ==========  ==========

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's 1999 Annual Report on Form 10-K. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 1999 Annual Report.

BASIS  OF  PRESENTATION

The preceding consolidated financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2000 presentation.


ACQUISITIONS  (DOLLARS  IN  THOUSANDS)

On March 10, 2000, three branch locations were acquired from another South Carolina financial institution. First Citizens Bank and Trust of South Carolina, Inc. acquired deposits of $67,983, loans of $32,632, and goodwill of $7,933 in connection with this acquisition. Goodwill amortization related to this acquisition for the quarter and six months ended June 30, 2000 was $401.

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
                                                         =======

Goodwill amortization related to this acquisition for the quarter and six months ended June 30, 2000, was $56 and 109, respectively.

SUBSEQUENT  EVENTS

During the month of July 2000, Bancorporation sold approximately $35 million of mortgage loans to a third party investor. The effect on the consolidated statements of income was not significant.

On July 26, 2000, Bancorporation's Board of Directors declared a $.25 dividend on common stock to shareholders of record on August 4, 2000, payable on August 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and six months ended June 30, 2000 totaled $7,113, or $7.54 per common share and $13,473, or $14.27 per common share, respectively. Net income for the quarter and six months ended June 30, 1999 totaled $6,063, or $6.55 per common share and $11,528, or $12.44 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended June 30, 2000 were a $3,302 or 14.48% increase in net interest income after provision for loan losses, and a $1,533 or 19.33% increase in noninterest income. These favorable changes were partially offset by a $3,253 or 15.16% increase in noninterest expense, and a $532 or 16.55% increase in income tax expense.

The primary factors affecting the increase in net income for the six months ended June 30, 2000 were a $5,124 or 11.24% increase in net interest income after provision for loan losses, and a $2,450 or 15.87% increase in noninterest income. These favorable changes were partially offset by a $4,671 or 10.77% increase in noninterest expense, and a $958 or 15.61% increase in income tax expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarter ended June 30, 2000 and June 30, 1999 was 13.83% and 13.36%, respectively. The increase was primarily the result of an increase in return on assets from .95% to .97% for the quarter ended June 30, 1999 and June 30, 2000, respectively.
Additionally, the equity multiplier (average assets to average shareholders' equity) increased from 14.09X to 14.25X at June 30, 1999 and June 30, 2000, respectively. The increase in return on assets for the comparable quarter was primarily due to an increase in noninterest income to average assets of 5 basis points. Net interest margin and noninterest expense remained relatively flat when compared to the increase in average assets.

Return on average stockholders' equity for the six months ended June 30, 2000 and June 30, 1999 was 13.17% and 12.86%, respectively. The increase was primarily the result of an increase in return on assets from .91% to .94% for the six months ended June 30, 1999 and June 30, 2000, respectively. The increase in return on assets was partially offset by a decline in the equity multiplier from 14.16X to 14.05X at June 30, 1999 and June 30, 2000, respectively. The increase in return on assets was primarily due to a decrease in noninterest expense to average assets of 8 basis points. Additionally, there was an increase in noninterest income to average assets of 2 basis points.

Net  interest  income  is  discussed  further  in  the  following  section.

Table  1  provides  summary information on selected average balances and ratios.

TABLE  1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)


                                                                AS  OF  AND  FOR  THE      AS  OF  AND  FOR  THE
                                                                    QUARTER  ENDED           SIX  MONTHS  ENDED
                                                                      JUNE  30,                   JUNE  30,
                                                               ------------------------  -----------------------
AVERAGE BALANCES:                                                  2000         1999         2000         1999
                                                               -----------  -----------  -----------  -----------
Total assets                                                   $2,932,162   $2,558,365   $2,874,626   $2,538,408
Interest-earning assets                                         2,687,618    2,345,993    2,631,681    2,325,306
Investment securities                                             714,417      659,622      678,052      642,957
Loans                                                           1,961,470    1,631,430    1,915,015    1,605,460
Deposits                                                        2,316,614    2,056,125    2,276,482    2,036,218
Noninterest-bearing deposits                                      424,228      366,321      411,777      359,215
Interest-bearing deposits                                       1,892,386    1,689,804    1,864,705    1,677,003
Interest-bearing liabilities                                    2,276,842    1,996,108    2,233,996    1,984,568
Stockholders' equity                                              205,790      181,581      204,662      179,293

RATIOS:
Return on average assets                                              .97%         .95%         .94%         .91%
Return on average stockholders' equity                              13.83%       13.36%       13.17%       12.86%
Return on average common stockholders' equity
                                                                    14.05%       13.60%       13.38%       13.10%
Net yield on average interest-earning assets (tax equivalent)
                                                                     4.24%        4.25%        4.18%        4.19%
Average loans to average deposits                                   84.67%       79.34%       84.12%       78.85%
Nonperforming assets to total loans                                   .18%         .16%         .19%         .16%
Allowance for loan losses to total loans                             1.78%        1.80%        1.78%        1.80%
Allowance for loan losses to nonperforming assets                      N/A          N/A        9.49x       11.71x
Average stockholders' equity to average total assets                 7.02%        7.10%        7.12%        7.06%
Total risk-based capital ratio                                         N/A          N/A       13.63%       14.48%
Tier I risk-based capital ratio                                        N/A          N/A       12.37%       13.06%
Tier I leverage ratio                                                  N/A          N/A        8.05%        8.41%


NET  INTEREST  INCOME  (DOLLARS  IN  THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and six months ended June 30, 2000 and 1999.

TABLE  2:  COMPARATIVE  AVERAGE  BALANCE  SHEETS  AND  TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  (DOLLARS  IN THOUSANDS)

                                              AS OF AND FOR THE QUARTER ENDED JUNE 30,
                                              ----------------------------------------
                                                                                    Yield     Change Due to(2)
                                      Average  Balance     Interest Inc/Exp(1)      /Rate     ----------------      Net
                                   ----------------------  -------------------  ------------   Yield              Increase
                                      2000        1999       2000      1999      2000   1999   /Rate    Volume   (Decrease)
                                   ----------  ----------  --------  ---------  ------  ----  -------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                          $1,961,470  $1,631,430  $ 42,172  $  33,958    8.65  8.35  $ 1,077  $  7,137  $     8,214
Investment securities:
  Taxable                             687,028     636,586     9,636      8,047    5.64  5.07      878       711        1,589
  Non-taxable                          27,389      23,036       561        498    8.19  8.65      (26)       89           63
Federal funds sold                     11,731      54,941       177        625    6.07  4.56      208      (656)        (448)
                                   ----------  ----------  --------  ---------                -------  --------  -----------

Total interest-earning assets       2,687,618   2,345,993    52,546     43,128    7.86  7.37    2,137     7,281        9,418
                                   ----------  ----------  --------  ---------                -------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks               114,363     106,208
Premises and equipment                 86,510      81,252
Other, less allowance for loan
 losses                                43,671      24,912
                                   ----------  ----------

Total noninterest-earning assets
                                      244,544     212,372
                                   ----------  ----------

TOTAL ASSETS                       $2,932,162  $2,558,365
                                   ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                           $1,892,386  $1,689,804  $ 18,268  $  14,333    3.88  3.40  $ 1,970   $ 1,965  $     3,935
Federal funds purchased and
 securities sold under
 agreements to repurchase             333,493     256,304     4,739      2,826    5.72  4.42      809     1,104        1,913
Long-term debt                         50,963      50,000     1,074      1,031    8.43  8.25       23        20           43
                                   ----------  ----------  --------  ---------                -------  --------  -----------

Total interest-bearing
 liabilities                        2,276,842   1,996,108    24,081     18,190    4.25  3.65    2,802     3,089        5,891
                                   ----------  ----------  --------  ---------                -------  --------  -----------

NONINTEREST-BEARING
 LIABILITIES:
Demand deposits                       424,228     366,321
Other liabilities                      25,302      14,355

Total noninterest-bearing
 liabilities                          449,530     380,676

Stockholders' equity                  205,790     181,581
                                   ----------  ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $2,932,162  $2,558,365
                                   ==========  ==========

Interest rate spread                                                              3.61  3.72
                                                                                  ====  ====
Net interest margin:                                       $ 28,465  $  24,938                  ($665) $  4,192  $     3,527
                                                           ========  =========                =======  ========  ===========
 to average assets                                                                3.88  3.90
                                                                                  ====  ====
 to average interest-earning
   assets                                                                         4.24  4.25
                                                                                  ====  ====

(1)  Non-taxable interest income has been adjusted to a taxable equivalent rate, using the federal income tax rate of 35%.
(2)  Yield/rate-volume  changes  have been allocated to each category based on the percentage of each to the total change.
(3)  Nonaccrual  loans  are  included  in  the  average  loan  balances.  Interest income on nonaccrual loans is generally recognized  on  a  cash  basis.


TABLE  3:  COMPARATIVE  AVERAGE  BALANCE  SHEETS  AND  TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE (DOLLARS IN THOUSANDS)

                                                 AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------
                                                                                    Yield     Change Due to(2)
                                      Average  Balance     Interest Inc/Exp(1)      /Rate     ----------------      Net
                                   ----------------------  -------------------  ------------   Yield              Increase
                                       2000        1999       2000      1999      2000   1999   /Rate    Volume   (Decrease)
                                   -----------  ----------  --------  ---------  ------  ----  -------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                           $1,915,015  $1,605,460  $ 81,234  $  66,731    8.53  8.38  $ 1,300  $ 13,203  $    14,503
Investment securities:
  Taxable                              649,790     619,304    17,865     15,804    5.53  5.15    1,218       843        2,061
  Non-taxable                           28,262      23,653     1,162      1,024    8.22  8.66      (51)      189          138
Federal funds sold                      38,614      76,889     1,087      1,784    5.66  4.68      386    (1,083)        (697)
                                    ----------  ----------  --------  ---------                -------  --------  -----------

Total interest-earning assets        2,631,681   2,325,306   101,348     85,343    7.74  7.40    2,853    13,152       16,005
                                    ----------  ----------  --------  ---------                -------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                115,593     106,812
Premises and equipment                  85,822      80,763
Other, less allowance for loan
  losses                                41,530      25,527
                                    ----------  ----------

Total noninterest-earning assets       242,945     213,102
                                    ----------  ----------

TOTAL ASSETS                        $2,874,626  $2,538,408
                                    ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                            $1,864,705  $1,677,003  $ 35,282  $  28,853    3.80  3.47  $ 2,863  $  3,566  $     6,429
Federal funds purchased and
  securities sold under
  agreements to repurchase             318,328     257,565     8,911      5,703    5.63  4.47    1,498     1,710        3,208
Long-term debt                          50,963      50,000     2,124      2,062    8.34  8.25       22        40           62
                                    ----------  ----------  --------  ---------                -------  --------  -----------

Total interest-bearing
  Liabilities                        2,233,996   1,984,568    46,317     36,618    4.17  3.72    4,383     5,316        9,699
                                    ----------  ----------  --------  ---------                -------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                        411,777    359,215
Other liabilities                       24,191     15,332

Total noninterest-bearing
  liabilities                         435,968     374,547

Stockholders' equity                  204,662     179,293
                                   ----------  ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $2,874,626  $2,538,408
                                   ==========  ==========

Interest rate spread                                                               3.57  3.68
                                                                                 ======  ====
Net interest margin:                                       $  55,031  $  48,725                ($1,530) $  7,836  $     6,306
                                                           =========  =========                =======  ========  ===========
 to average assets                                                                 3.83  3.84
                                                                                 ======  ====
 to average interest-earning
   assets                                                                          4.18  4.19
                                                                                 ======  ====

(1)  Non-taxable  interest  income  has been adjusted to a taxable equivalent rate, using the federal income tax rate of
     35%.
(2)  Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)  Nonaccrual  loans  are  included  in  the  average loan balances.  Interest income on nonaccrual loans is generally recognized  on  a  cash  basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED)

Current  Quarter  compared  to  Prior  Year  Quarter
----------------------------------------------------
Net interest income on a tax equivalent basis increased $3,527 or 14.14% for the quarter ended June 30, 2000, over the comparable period in 1999. Net interest margin to average assets was relatively consistent for the quarters ended June 30, 2000 and June 30, 1999 at 3.88% and 3.90%, respectively. This is attributable to net interest margin to average earning assets (4.24% compared to 4.25% for the same comparable periods) and the mix of earning assets to average assets remaining relatively stable.

Net interest margin to average earning assets was relatively stable despite a decline in the net interest spread from 3.72% at June 30, 1999 to 3.61% at June 30, 2000. This is attributable to improvement in the net interest position from 14.91% at June 30, 1999 to 15.28% at June 30, 2000. The decline in the net interest spread was due to the increase in the cost of interest-bearing liabilities exceeding the increase in interest earned on earning assets. The cost of interest-bearing liabilities increased from 3.65% at June 30, 1999 to 4.25% at June 30, 2000, or 60 basis points, while the yield on earning assets increased from 7.37% to 7.86%, or 49 basis points. The increase in the cost of interest-bearing liabilities was due to an increase in the rates paid on deposits (primarily CDs) and repurchase agreements. The increase in the yield on interest-earning assets was due to an increase in the yields on loans, investment securities and federal funds sold.

Current  year-to-date  period  compared  to  Prior  year-to-date  period
------------------------------------------------------------------------
Net interest income on a tax equivalent basis increased $6,306 or 12.94% for the six months ended June 30, 2000, over the comparable period in 1999. Net interest margin to average assets was relatively consistent for the six months ended June 30, 2000 and June 30, 1999 at 3.83% and 3.84%, respectively. This is attributable to net interest margin to earning assets (4.18% compared to 4.19% for the same comparable periods) and the mix of earning assets to average assets remaining relatively stable.

Net interest margin to average earning assets was relatively stable despite a decline in the net interest spread from 3.68% at June 30, 1999 to 3.57% at June 30,2000. This was attributable to improvement in the net interest position from 14.65% at June 30, 1999 to 15.11% at June 30, 2000. The decline in the net interest spread was due to the increase in the cost of interest-bearing liabilities exceeding the increase in interest earned on earning assets. The cost of interest-bearing liabilities increased from 3.72% at June 30, 1999 to 4.17% at June 30, 2000, or 45 basis points, while the yield on interest earning assets increased from 7.40% at June 30, 1999 to 7.74% at June 30, 2000, or 34 basis points. The increase in the cost of interest-bearing liabilities was due to an increase in the rates paid on deposits (primarily CDs) and repurchase agreements. The increase in the yield on interest-earning assets was due to an increase in the yield on loans, investment securities and federal funds sold.

NONINTEREST  INCOME  AND  EXPENSE  (DOLLARS  IN  THOUSANDS)

Current  Quarter  compared  to  Prior  Year  Quarter
----------------------------------------------------
Noninterest income increased by $1,533 or 19.33% for the quarter ended June 30, 2000, over the comparable period in 1999 due to increases in service charges on deposits, commissions and fees from fiduciary activities and bankcard fees. Service charges on deposits increased by $881 or 19.05% over the comparable period primarily due to overall deposit growth. Additionally, commissions and fees from fiduciary and bankcard activities increased by $262 or 67.53% and $168 or 16.54%, respectively. These favorable changes were partially offset by a $51 or 16.19% decline in other income. Other income declined due to a decline in premiums earned on the sale of mortgage loans.

Noninterest expense increased by $3,253 or 15.16% for the quarter ended June 30, 2000 over the comparable period in 1999 due to increases in salaries and employee benefits, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits increased $1,626 or 16.31% over the comparable period primarily due to an increase in the number of employees, the addition of Exchange Bank employees and merit increases. Amortization of intangibles increased by $386 or 27.51% over the comparable period due to the goodwill related to the acquisition of Exchange Bank and other branches. Data processing expense increased $366 or 22.14% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $153 or 13.71% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.12% for the quarter ended June 30, 1999 to a negative 2.08% for the quarter ended June 30, 2000. This was due to a 1 basis point increase in non-interest expense to average assets and a 5 basis point increase in noninterest income to average assets. This factor had the most measurable impact on the improvement in return on assets for the comparable periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NONINTEREST  INCOME  AND  EXPENSE  (CONTINUED)

Current  year-to-date  period  compared  to  Prior  year-to-date  period
------------------------------------------------------------------------
Noninterest income increased by $2,450 or 15.87% for the six months ended June 30, 2000, over the comparable period in 1999 due to increases in service charges on deposits, commissions and fees from fiduciary activities and bankcard fees. Service charges on deposits increased by $1,861 or 21.33% over the comparable period primarily due to overall deposit growth. Additionally, commissions and fees from fiduciary and bankcard activities increased by $477 or 60.92% and $358 or 19.56%, respectively. These favorable changes were partially offset by a $500 or 52.80% decline in other income. Other income declined due to a decline in non-recurring gains on the sale of fixed assets and premiums earned on the sale of mortgage loans.

Noninterest expense increased by $4,671 or 10.77% for the six months ended June 30, 2000 over the comparable period in 1999 due to increases in salaries and employee benefits, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits increased $2,531 or 12.43% over the comparable period primarily due to an increase in the number of employees, the addition of Exchange Bank employees and merit increases. Amortization of intangibles increased by $353 or 12.54% over the comparable period due to the goodwill related to the acquisition of Exchange Bank and other branches recorded since June 30, 1999. Data processing expense increased $517 or 15.32% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $281 or 13.71% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.20% for the six months ended June 30, 1999 to a negative 2.10% for the six months ended June 30, 2000. This was due to a 8 basis point decrease in non-interest expense to average assets and a 2 basis point increase in noninterest income to average assets. This factor had the most measurable impact on the improvement in return on assets for the comparable periods.

INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $532 or 16.55% for the quarter ended June 30, 2000 over the comparable period in 1999 due to the increase in net income. Total income tax expense increased by $958 or 15.61% for the six months ended June 30, 2000 over the comparable period in 1999 due to the increase in net income. The effective tax rate was 34.5% and 34.8% at June 30, 2000 and June 30, 1999, respectively.


                               FINANCIAL CONDITION

INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of June 30, 2000, the investment portfolio totaled $668,525, compared to $668,600 at June 30, 1999. The investment portfolio has both increased and decreased since June 30, 1999, but has experienced insignificant overall growth. Between June 30, 1999 and December 31, 1999, approximately $22,000 of investment securities were purchased in the Exchange Bank acquisition. As bonds matured during the latter part of 1999, they were invested in federal funds sold to provide liquidity for potential issues related to Y2K. Since December 31, 1999, Bancorporation invested the excess federal funds sold in investment securities. Bancorporation continues to invest primarily in short-term U.S. government obligations to minimize credit, interest rate and liquidity risk. During the six months ended June 30, 2000, Bancorporation purchased $60,000 of Federal Home Loan Bank ("FHLB") bonds. The FHLB is a Aaa-rated government sponsored agency. The investment portfolio consisted of 92.63% and 92.13% U.S. government and government agency securities as of June 30, 2000 and June 30, 1999, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (DOLLARS  IN  THOUSANDS)

As of June 30, 2000, loans totaled $1,991,812, compared to $1,669,124 at June 30, 1999, an increase of $322,688, or 19.33%, which is the result of normal loan growth and acquisitions. Between June 30, 1999 and June 30, 2000, approximately $61,000 and $34,567 of loans were acquired from Exchange Bank and other financial institutions, respectively. The composition of the loan portfolio has not shifted significantly since June 30, 1999. Loan growth was primarily funded through core deposits and short-term borrowed funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------


LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (CONTINUED)

It is the policy of Bancorporation to maintain an allowance for loan losses which is adequate to absorb probable losses inherent in the loan portfolio. Management believes that the provision taken during the six months ended June 30, 2000 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of June 30, 2000 and 1999 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses. During the first quarter of 2000, Bancorporation recorded provision expense of approximately $586 related to loans purchased in three branch acquisitions based on management's estimate of losses inherent in those loans.

                                 AS OF AND FOR THE  AS OF AND FOR THE
                                    QUARTER ENDED    SIX MONTHS ENDED
                                      JUNE 30,           JUNE 30,
                                ------------------  ------------------
ALLOWANCE FOR LOAN LOSSES:        2000      1999      2000      1999
                                --------  --------  --------  --------
Balance at beginning of period  $34,265   $28,760   $32,972   $28,306
Provision for loan losses         1,994     1,817     3,553     2,480
                                --------  --------  --------  --------
Charge-offs                      (1,140)     (924)   (1,840)   (1,509)
Recoveries                          318       384       752       760
                                --------  --------  --------  --------
Net charge-offs                    (822)     (540)   (1,088)     (749)
                                --------  --------  --------  --------
Balance at end of period        $35,437   $30,037   $35,437   $30,037
                                --------  --------  --------  --------

Nonperforming assets            $ 3,566   $ 2,566   $ 3,566   $ 2,566

Annualized net charge-offs to:
Average loans                       .17%      .13%      .11%      .09%
Loans at end of period              .17%      .13%      .11%      .09%
Allowance for loan losses          9.28%     7.19%     6.14%     4.99%



FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $269,736 or 13.04% from June 30, 1999 to June 30, 2000. Between June 30, 1999 and June 30, 2000, approximately $85,228 and $72,890 of deposits were acquired from Exchange Bank and other financial institutions, respectively. Average deposits were $2,316,614 and $2,056,125 at June 30, 2000 and June 30, 1999, respectively.

Short-term borrowings in the form of repurchase agreements are another source of funds. Short-term borrowings increased $82,988 or 34.08% from June 30, 1999 to June 30, 2000. Average short-term borrowings were $318,328 and $257,565 at June 30, 2000 and June 30, 1999, respectively.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at June 30, 2000 and 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

CAPITAL  RESOURCES  (CONTINUED)

CAPITAL RATIOS                               June 30,
                                       -----------------
                                        2000       1999
                                       ------     ------
Tier I leverage ratio                   8.10%      8.41%
Total risk-based capital ratio          13.2%     14.48%
  Tier I                               11.92%     13.06%
  Tier II                               1.28%      1.42%


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

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

The annual meeting of shareholders of Registrant was held on April 26, 2000. At the meeting, Shareholders voted to change the number of Directors to 18 for 2000 with 823,992 votes for, 548 votes against, and 2,127 votes abstaining, and the 18 Nominees named in Registrant's Proxy Statement, dated March 24, 2000, were elected as Directors for a term of 1 year.

The number of votes for the election of directors is as follows:

Nominees                For    Withheld  Against  Abstained
--------------------  -------  --------  -------  ---------
J.B. Apple            825,584     1,083        -          -
R.W. Blackmon         825,559     1,108        -          -
P.M. Bristow          825,584     1,083        -          -
G.H. Broadrick        825,584     1,083        -          -
W.C. Cottingham       825,473     1,194        -          -
J.M. Edwards          825,559     1,108        -          -
W.E. Hancock, III     825,584     1,083        -          -
R.B. Haynes           825,584     1,083        -          -
W.E. Haynes           825,584     1,083        -          -
L.M. Henderson        825,584     1,083        -          -
C.P. Holding          825,584     1,083        -          -
F.B. Holding          825,584     1,083        -          -
D.H. Jordan           825,559     1,108        -          -
E.H. Miller, Jr.      825,559     1,108        -          -
N.W. Morrisette, Jr.  825,559     1,108        -          -
E.P. Palmer           825,584     1,083        -          -
W.E. Sellers          825,559     1,108        -          -
H.F. Sherrill         825,559     1,108        -          -

No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees listed in the Proxy Statement.


Item  5.  Other  Information

Not  Applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a) Exhibits - The following exhibits are either attached hereto or incorporated by reference:

3.1 Articles of Incorporation of the Registrant as amended (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K).

3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 1999 Annual Report on Form 10-K).

4.1 Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Statement No. 333-60319 filed with the SEC on July 31, 1998).

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

     11     Statement  re  computation  of  per share earnings (filed herewith).

     27     Financial  Data  Schedule  (filed  herwith).

(b)  No  reports  on  Form 8-K were filed during the quarter ended June 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST  CITIZENS  BANCORPORATION
                                        OF  SOUTH  CAROLINA,  INC.
                                        (Registrant)


Dated:  August 14, 2000                 By:  /S/  Jay C. Case
        ---------------                      --------------------------------
                                        Jay C. Case, Executive Vice President
                                        (Chief  Financial  Officer)