Form 10-Q
period 2000-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2000-11-14
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000       Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH  CAROLINA                                57-0738665
  ------------------------------              -------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

         1230  MAIN  STREET
     COLUMBIA,  SOUTH  CAROLINA                            29201
  ------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (803) 733-3456
                                                       --------------

                                    NO CHANGE
                                    ----------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 31, 2000
                -----                            -------------------------------

     VOTING COMMON STOCK, $5.00 PAR VALUE                  900,016 SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE               36,409 SHARES


PART  I - FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
=========================================================================================

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                        SEPTEMBER 30,    December 31,    September 30,
                                             2000            1999             1999
                                       ---------------  --------------  ---------------
ASSETS
Cash and due from banks                $      118,043   $     151,897   $      100,448
Federal funds sold                                  -          37,400           27,500
                                       ---------------  --------------  ---------------
Total cash and cash equivalents               118,043         189,297          127,948
                                       ---------------  --------------  ---------------
Investment securities:
  Held-to-maturity, at amortized cost          35,292          40,666           44,941
  Available-for-sale, at fair value           668,225         522,326          565,943
                                       ---------------  --------------  ---------------
Total investment securities                   703,517         562,992          610,884
                                       ---------------  --------------  ---------------

Gross loans                                 2,005,306       1,854,520        1,798,532
  Less: Allowance for loan losses             (35,536)        (32,972)         (32,401)
                                       ---------------  --------------  ---------------
Net loans                                   1,969,770       1,821,548        1,766,131
                                       ---------------  --------------  ---------------
Premises and equipment                         87,078          84,395           82,630
Interest receivable                            20,953          15,135           16,689
Intangible assets                              23,388          19,256           19,826
Other assets                                   32,253          33,962           26,736
                                       ---------------  --------------  ---------------
     TOTAL ASSETS                      $    2,955,002   $   2,726,585   $    2,650,844
                                       ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                               $      423,371   $     396,781   $      384,424
  Time and savings                          1,885,855       1,825,252        1,749,089
                                       ---------------  --------------  ---------------
Total deposits                              2,309,226       2,222,033        2,133,513
Securities sold under agreements
 to repurchase and
 federal funds purchased                      345,648         230,904          254,350
Long-term debt                                 50,963          50,963           50,963
Other liabilities                              26,950          22,612           15,533
                                       ---------------  --------------  ---------------
     TOTAL LIABILITIES                      2,732,787       2,526,512        2,454,359
                                       ---------------  --------------  ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock                               3,231           3,282            3,282
  Non-voting common stock -
  $5.00 par value, authorized
    1,000,000; issued and
    outstanding September 30, 2000,
December 31, 1999 and
    September 30, 1999 - 36,409                   182             182              182
Voting common stock
 $5.00 par value, authorized 2,000,000;
September 30, 2000 - 899,846;
    issued and outstanding
   December 31, 1999 - 906,205;
and September 30, 1999 - 908,248                4,499           4,531            4,541
  Surplus                                      65,081          65,081           65,081
  Undivided profits                           142,149         123,328          117,462
  Accumulated other comprehensive
 income, net of taxes                           7,073           3,669            5,937
                                       ---------------  --------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY               222,215         200,073          196,485
                                       ---------------  --------------  ---------------
     COMMITMENTS AND CONTINGENCIES                 --              --               --
                                       ---------------  --------------  ---------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY              $    2,955,002   $   2,726,585   $    2,650,844
                                       ===============  ==============  ===============


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)

                                                         FOR THE            FOR THE
                                                      QUARTER ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                  -------------------  ------------------
                                                    2000       1999     2000      1999
                                                  --------  ---------  --------  --------
INTEREST INCOME:
  Loans, including fees                           $ 43,268  $  35,836  $124,157  $102,283
  Interest on investment securites:
    Taxable                                          8,951      7,611    26,816    23,415
    Non-taxable                                        343        357     1,098     1,023
  Federal funds sold                                 1,064        498     2,151     2,282
                                                  --------  ---------  --------  --------
Total interest income                               53,626     44,302   154,222   129,003
                                                  --------  ---------  --------  --------
INTEREST EXPENSE:
  Deposits                                          19,270     14,861    54,552    43,714
  Securities sold under agreements to repurchase
    and federal funds purchased                      5,029      2,989    13,940     8,692
  Long-term debt                                     1,025      1,038     3,149     3,100
                                                  --------  ---------  --------  --------
Total interest expense                              25,324     18,888    71,641    55,506
                                                  --------  ---------  --------  --------

Net interest income                                 28,302     25,414    82,581    73,497
Provision for loan losses                            1,477      1,630     5,030     4,110
                                                  --------  ---------  --------  --------
Net interest income after
  provision for loan losses                         26,825     23,784    77,551    69,387
                                                  --------  ---------  --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts                5,496      5,011    16,080    13,735
  Commissions and fees from fiduciary activities       613        496     1,873     1,279
  Fees for other customer services                     581        571     1,842     1,730
  Mortgage servicing fees                              554        542     1,662     1,633
  Bankcard                                           1,291      1,109     3,484     2,939
  Insurance premiums                                   577        461     1,585     1,357
  Gain of sale of securities                             6          -        32         8
  Other                                              1,046        329     1,494     1,276
                                                  --------  ---------  --------  --------
Total noninterest income                            10,164      8,519    28,052    23,957
                                                  --------  ---------  --------  --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                    11,611     10,128    34,497    30,486
  Net occupancy expense                              1,621      1,811     4,909     4,892
  Furniture and equipment expense                    1,655      1,652     4,793     4,679
  Amortization of intangibles                        1,774      1,255     4,941     4,069
  Bankcard processing expense                        1,269      1,169     3,599     3,219
  Data processing expense                            2,072      1,846     5,964     5,224
  Professional services                                538        607     1,497     1,675
  Other                                              5,034      3,707    13,418    11,306
                                                  --------  ---------  --------  --------
Total noninterest expense                           25,574     22,175    73,618    65,550
                                                  --------  ---------  --------  --------

Income before income tax expense                    11,415     10,128    31,985    27,794
Income tax expense                                   3,936      3,505    11,033     9,643
                                                  --------  ---------  --------  --------
NET INCOME                                        $  7,479  $   6,623  $ 20,952  $ 18,151
                                                  ========  =========  ========  ========

=========================================================================================
NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $   7.94  $    7.07  $  22.22  $  19.59
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               936,238    919,810   937,341   919,810


FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
=================================================================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS IN THOUSANDS)


                                               Non-                                       Accumulated      Total
                                              Voting    Voting                               Other         Stock-
                                  Preferred   Common    Common              Undivided    Comprehensive    holders'
                                    Stock      Stock    Stock    Surplus     Profits     Income/(Loss)     Equity
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1998     $    3,282   $   182  $ 4,426   $ 55,000  $  102,888   $        8,397   $ 174,175
Comprehensive income:
  Net income                                                                   18,151                       18,151
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $1,272                                                                          (2,460)     (2,460)
                                                                                                         ----------
Total comprehensive income                                                                                  15,691
                                                                                                         ----------
Reacquired voting common stock                             (56)                (3,451)                      (3,507)
Stock issued in acquisition                                171     10,081                                   10,252
Preferred stock dividends                                                        (126)                        (126)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 1999         3,282       182    4,541     65,081     117,462            5,937     196,485
Comprehensive income:
  Net income                                                                    6,495                        6,495
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $1,200                                                                          (2,268)     (2,268)
                                                                                                         ----------
Total comprehensive income                                                                                   4,227
                                                                                                         ----------
Reacquired voting common stock                             (10)                  (584)                        (594)
Preferred stock dividends                                                         (45)                         (45)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1999          3,282       182    4,531     65,081     123,328            3,669     200,073
Comprehensive income:
  Net income                                                                   20,952                       20,952
  Change in unrealized gains
     on investment securities
     available-for-sale, net of
     benefit of $1,834                                                                           3,404       3,404
                                                                                                         ----------
Total comprehensive income                                                                                  24,356
                                                                                                         ----------
Reacquired preferred stock              (51)                                        7                          (44)
Reacquired voting common stock                             (32)                (1,561)                      (1,593)
Common stock dividends                                                           (450)                        (450)
Preferred stock dividends                                                        (127)                        (127)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2000    $    3,231   $   182  $ 4,499   $ 65,081  $  142,149   $        7,073   $ 222,215
                                 ===========  =======  ========  ========  ===========  ===============  ==========


FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARY
===================================================================================

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)


                                                                     For the
                                                               Nine Months Ended
                                                                 September 30,
                                                            -----------------------
                                                                2000        1999
                                                            -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   20,952   $  18,151
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                    5,030       4,110
    Depreciation and amortization                               10,789       9,719
    (Accretion) amortization of investment securities           (1,357)        566
    Change in deferred taxes                                    (3,251)    (24,061)
    Gain on sales of premises and equipment                          0        (222)
    Increase in accrued interest receivable                     (5,818)       (909)




    Increase/(decrease) in accrued interest payable              2,621        (600)
    Origination of mortgage loans held-for-resale              (83,042)   (116,406)
    Proceeds from sales of mortgage loans held-for-resale       81,300     122,530
    Gain on sales of mortgage loans held-for-resale               (776)       (585)
    Decrease in other assets                                     3,145      23,162
    Increase/(decrease) in other liabilities                     1,707      (1,898)
                                                            -----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                     31,300      33,557
                                                            ===========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                     (116,442)   (170,007)
    Calls, maturities and prepayments
      of investment securities, available-for-sale             202,333     254,650
    Purchases of investment securities, available-for-sale    (342,995)   (225,865)
    Calls, maturities and prepayments
       of investment securities, held-to-maturity                6,967       3,505
    Purchases of investment securities, held-to-maturity          (205)     (1,060)
    Proceeds from sales of premises and equipment                  120       3,609
    Purchases of premises and equipment                         (7,120)    (11,103)
    (Increase)/decrease in other real estate owned                 (11)        193
    Increase in intangible assets                               (1,058)     (3,974)
    Purchase of institutions, net of cash acquired              26,461      (3,380)
                                                            -----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                   (231,950)   (153,432)
                                                            ===========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                    16,865      10,798
    Increase in federal funds
      purchased and securities sold
      under agreements to repurchase                           114,745      49,648
    Issuance of bank notes                                           -         963
    Common stock issued                                              -      10,252
    Cash dividends paid                                           (577)       (126)
    Cash paid to reacquire preferred stock                         (44)     (3,507)
    Cash paid to reacquire common stock                         (1,593)          0
                                                            -----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                129,396      68,028
                                                            ===========  ==========

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (71,254)    (51,847)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               189,297     179,795
                                                            -----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  118,043   $ 127,948
                                                            ===========  ==========

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

ACQUISITIONS  (DOLLARS  IN  THOUSANDS)

There were no material acquisitions during the quarter ending September 30, 2000.

On March 10, 2000, three branch locations were acquired from another South Carolina financial institution. First Citizens Bank and Trust Company of South Carolina (the "Bank") acquired deposits of $67,983, loans of $32,632, and goodwill of $7,933 in connection with this acquisition. Goodwill amortization related to this acquisition for the quarter and nine months ended September 30, 2000 was $405 and $809, respectively.

On August 20, 1999, Bancorporation acquired The Exchange Bank of South Carolina, a banking corporation located in Kingstree, South Carolina. The total cost of the acquisition, recorded as a purchase, was $15,750.

The  breakdown  of  the  purchase  price  is  as  follows:

     Cash                                          $ 4,535
     5  year  Bancorporation  notes  @  7.50%           90
     10  year  Bancorporation  notes  @  7.75%         873
     Bancorporation  stock  -  34,174  shares       10,252
                                                   -------
          Total  consideration                     $15,750
                                                   =======

Goodwill amortization related to this acquisition for the quarter and nine months ended September 30, 2000, was $57 and $166, respectively.

On September 8, 2000, the Bank entered into a purchase and assumption agreement to acquire seven branches from an unrelated financial institution with estimated total deposits and loans of $217,000 and $41,000, respectively. The acquisition is expected to be completed during the fourth quarter of 2000 pending regulatory approvals.

SUBSEQUENT  EVENTS

On October 25, 2000, Bancorporation's Board of Directors declared a $ .25 dividend on common stock to shareholders of record on November 3, 2000, payable on November 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING  STATEMENT

These consolidated financial statements may contain forward-looking statements. All forward-looking statements involve risks and uncertainty and any number of factors could cause actual results to differ materially from anticipated results or other expectations expressed in forward-looking statements. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by certain risk factors and unanticipated future events.

                              RESULTS OF OPERATIONS

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and nine months ended September 30, 2000 totaled $7,479, or $7.94 per common share and $20,952, or $22.22 per common share, respectively. Net income for the quarter and nine months ended September 30, 1999 totaled $6,623, or $7.07 per common share and $18,151, or $19.59 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended September 30, 2000 were a $3,041 or 12.79% increase in net interest income after provision for loan losses, and a $1,645 or 19.31% increase in noninterest income. These favorable changes were partially offset by a $3,399 or 15.33% increase in noninterest expense, and a $431 or 12.30% increase in income tax expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

The primary factors affecting the increase in net income for the nine months ended September 30, 2000 were a $8,165 or 11.77% increase in net interest income after provision for loan losses, and a $4,095 or 17.09% increase in noninterest income. These favorable changes were partially offset by a $8,070 or 12.31% increase in noninterest expense, and a $1,389 or 14.40% increase in income tax expense.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarter ended September 30, 2000 and September 30, 1999 was 13.86% and 13.85%, respectively. The increase was primarily the result of an increase in return on assets from 1.01% to 1.02% for the quarter ended September 30, 1999 and September 30, 2000, respectively. The increase in return on assets was due to a 1 basis point increase in net interest income after provision for loan losses to average assets. Noninterest income to average assets increased by 8 basis points, but was offset by an increase of 8 basis points in noninterest expense to average assets.

Return on average stockholders' equity for the nine months ended September 30, 2000 and September 30, 1999 was 13.40% and 13.20%, respectively. The increase was primarily the result of an increase in return on assets from .94% to .96% for the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase in return on assets was partially offset by a decline in the equity multiplier (average assets to average stockholders' equity) from 14.04X to 13.96X at September 30, 1999 and September 30, 2000, respectively. The increase in return on assets was primarily due to a decrease in noninterest expense to average assets of 2 basis points. Noninterest income to average assets increased by 4 basis points, but was offset by a 4 basis point decline in net interest income after provision for loan losses to average assets.

Net  interest  income  is  discussed  in  the  following  section.

Table  1  provides  summary information on selected average balances and ratios.

TABLE  1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)

                                                                  AS OF AND FOR THE         AS OF AND FOR THE
                                                                    QUARTER ENDED           NINE MONTHS ENDED
                                                               ------------------------  ------------------------
AVERAGE BALANCES:                                                  2000         1999        2000         1999
                                                               -----------  -----------  -----------  -----------
Total assets                                                   $2,945,526   $2,620,166   $2,897,810   $2,563,281
Interest-earning assets                                         2,703,103    2,402,370    2,654,756    2,348,425
Investment securities                                             674,777      662,347      676,953      649,492
Loans                                                           1,987,378    1,731,556    1,938,405    1,646,859
Deposits                                                        2,318,277    2,111,238    2,290,516    2,061,492
Noninterest-bearing deposits                                      425,725      385,074      416,461      367,922
Interest-bearing deposits                                       1,892,552    1,726,164    1,874,055    1,693,570
Interest-bearing liabilities                                    2,277,695    2,029,190    2,248,669    1,997,848
Stockholders' equity                                              215,813      191,354      208,405      183,357

RATIOS:
Return on average assets                                             1.02%        1.01%         .96%         .94%
Return on average stockholders' equity                              13.86%       13.85%       13.40%       13.20%

Return on average common stockholders' equity                       14.07%       14.09%       13.62%       13.44%

Net yield on average interest-earning assets (tax equivalent)        4.24%        4.29%        4.20%        4.23%
Average loans to average deposits                                   85.73%       82.02%       84.63%       79.89%
Nonperforming assets to total loans                                   .24%         .19%         .25%         .19%
Allowance for loan losses to total loans                             1.77%        1.80%        1.77%        1.80%

Allowance for loan losses to nonperforming assets                     N/A          N/A         7.30X       10.11X

Average stockholders' equity to average total assets                 7.33%        7.30%        7.19%        7.15%
Total risk-based capital ratio                                        N/A          N/A        13.80%       14.07%
Tier I risk-based capital ratio                                       N/A          N/A        12.21%       12.69%
Tier I leverage ratio                                                 N/A          N/A         8.36%        8.58%

NET  INTEREST  INCOME  (DOLLARS  IN  THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and nine months ended September 30, 2000 and 1999.


TABLE  2:  COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME
VARIANCE  (DOLLARS  IN  THOUSANDS)

                                 AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30,
                                ---------------------------------------------
                                                                                             Change Due to(2)
                                                                                 Yield/      ----------------
                                      Average Balance     Interest Inc/Exp(1)     Rate       Yield            Net
                                ------------------------  -----------------  -------------                    Increase
                                   2000         1999        2000     1999     2000    1999    /Rate   Volume  (Decrease)
                                -----------  -----------  --------  -------  -------  -----  -------  -------  --------
INTEREST-EARNING ASSETS:
Loans (3)                       $1,987,378   $1,731,556   $43,438   $35,984    8.70%  8.24%  $1,890   $5,564   $7,454
Investment securities:
  Taxable                          649,636      636,405     9,336     7,942    5.72   4.95    1,205      189    1,394
  Non-taxable                       25,141       25,942       528       549    8.40   8.47       (4)     (17)     (21)
Federal funds sold                  40,948        8,467       676       124    6.57   5.81       18      534      552
                                -----------  -----------  --------  -------                  -------  -------  -------
Total interest-earning
 assets                          2,703,103    2,402,370    53,978    44,599    7.94   7.37    3,109    6,270    9,379
                                -----------  -----------  --------  -------                  -------  -------  -------
NONINTEREST-EARNING
 ASSETS:
Cash and due from banks            113,320      107,952
Premises and equipment              86,806       82,179
Other, less allowance for
  loan losses                       42,297       27,665
                                -----------  -----------

Total noninterest-earning
assets                             242,423      217,796
                                -----------  -----------

TOTAL ASSETS                    $2,945,526   $2,620,166
                                -----------  -----------

INTEREST-BEARING LIABILITIES:
Deposits                        $1,892,552   $1,726,164   $19,269   $14,861    4.05   3.42   $2,723   $1,685   $4,408
Federal funds purchased and
 securities sold under
 agreements to repurchase          334,180      252,586     5,029     2,944    5.99   4.62      863    1,222    2,085
Long-term debt                      50,963       50,440     1,025     1,037    8.05   8.22      (23)      11      (12)
                                -----------  -----------  --------  -------                  -------  -------  -------

Total interest-bearing
  liabilities                    2,277,695    2,029,190    25,323    18,842    4.42   3.69    3,563    2,918    6,481
                                -----------  -----------  --------  -------                  -------  -------  -------

NONINTEREST-BEARING
LIABILITIES:
Demand deposits                    425,725      385,074
Other liabilities                   26,293       14,548
                                -----------  -----------

Total noninterest-bearing
  liabilities                      452,018      399,622
                                -----------  -----------

Stockholders' equity               215,813      191,354
                                -----------  -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $2,945,526   $2,620,166
                                ===========  ===========
Interest rate spread                                                           3.52%  3.68%
                                                                             =======  =====
Net interest margin:                                      $28,655   $25,757                   ($454)  $3,352    $2,898
                                                          ========  =======                  =======  =======  =======
 to average assets                                                             3.89%  3.93%
                                                                             =======  =====
 to average interest-earning
   assets                                                                      4.24%  4.29%
                                                                             =======  =====

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

TABLE 3: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)


                                      AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------------------
                                                                                 Yield/       Change Due to(2)
                                    Average  Balance     Interest  Inc/Exp(1)     Rate        ----------------      Net
                               ------------------------  -------------------  --------------   Yield              Increase
                                  2000         1999        2000       1999     2000    1999    /Rate    Volume   (Decrease)
                               -----------  -----------  ---------  --------  -------  -----  -------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                      $1,938,405   $1,646,859   $124,671   $102,715    8.59%  8.34%  $3,173   $18,783   $   21,956
Investment securities:
  Taxable                         649,739      625,067     27,202     23,768    5.59   5.08    2,400     1,034        3,434
  Non-taxable                      27,214       24,425      1,689      1,574    8.28   8.59      (58)      173          115
Federal funds sold                 39,398       52,074      1,763      1,908    5.98   4.90      424      (569)        (145)
                               -----------  -----------  ---------  --------                  -------  --------  -----------

Total interest-earning
  assets                        2,654,756    2,348,425    155,325    129,965    7.82   7.40    5,939    19,421       25,360
                               -----------  -----------  ---------  --------                  -------  --------  -----------
NONINTEREST-EARNING
ASSETS:
Cash and due from banks           114,830      107,188
Premises and equipment             86,153       81,240
Other, less allowance
  for loan losses                  42,071       26,428
                               -----------  -----------

Total noninterest-
  earning assets                  243,054      214,856
                               -----------  -----------

TOTAL ASSETS                   $2,897,810   $2,563,281
                               -----------  -----------

INTEREST-BEARING
LIABILITIES:
Deposits                       $1,874,055   $1,693,570   $ 54,552   $ 43,715    3.89   3.45   $5,571   $ 5,266   $   10,837
Federal funds purchased and
 Securities sold under
 agreements to repurchase         323,651      254,130     13,940      8,670    5.75   4.56    2,272     2,998        5,270
Long-term debt                     50,963       50,148      3,149      3,100    8.24   8.24       (1)       50           49
                               -----------  -----------  ---------  --------                  -------  --------  -----------

Total interest-bearing
  liabilities                   2,248,669    1,997,848     71,641     55,485    4.26   3.71    7,842     8,314       16,156
                               -----------  -----------  ---------  --------                  -------  --------  -----------

NONINTEREST-BEARING
LIABILITIES:
Demand deposits                   416,461      367,922
Other liabilities                  24,274       14,154
                               -----------  -----------

Total noninterest-bearing
  liabilities                     440,735      382,076
                               -----------  -----------

Stockholders' equity              208,406      183,357
                               -----------  -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $2,897,810   $2,563,281
                               ===========  ===========

Interest rate spread                                                            3.56%  3.69%
                                                                               ======  ======
Net interest margin:                                      $83,684   $ 74,480                 ($1,903)  $11,107      $ 9,204
                                                          =======   ========                 ========  =======      =======
 to average assets                                                              3.85%  3.87%
                                                                               ======  =====
 to average interest-earning
   assets                                                                       4.20%  4.23%
                                                                               ======  =====

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET INTEREST INCOME (CONTINUED)

Current Quarter compared to Prior Year Quarter
----------------------------------------------
Net interest income on a tax equivalent basis increased $2,898 or 11.25% for the quarter ended September 30, 2000, over the comparable period in 1999. Net interest margin to average assets decreased from 3.93% at September 30, 1999 to 3.89% at September 30, 2000. This is attributable to a 5 basis point decrease in the net interest margin to average interest-earning assets (4.24% compared to 4.29% for the same comparable periods), offset partially by improvement in the ratio of earning assets to average total assets from 91.69% at September 30, 1999 to 91.77% at September 30, 2000.

Net interest margin to average interest-earning assets decreased from 4.29% at September 30, 1999 to 4.24% at September 30, 2000. This was attributable to a decline in the net interest spread from 3.68% at September 30, 1999 to 3.52% at September 30, 2000, partially offset by improvement in the net interest position from 15.53% at September 30, 1999 to 15.74% at September 30, 2000. The decline in the net interest spread was due to the increase in the cost of interest-bearing liabilities exceeding the increase in interest earned on interest-earning assets. The cost of interest-bearing liabilities increased from 3.69% at September 30, 1999 to 4.42% at September 30, 2000, or 73 basis points, while the yield on interest-earning assets increased from 7.37% to 7.94%, or 57 basis points. The increase in the cost of interest-bearing liabilities was due to an increase in the rates paid on deposits (primarily CDs) and repurchase agreements. The increase in the yield on interest-earning assets was due to an increase in the yields on loans, investment securities and federal funds sold.

Current  year-to-date  period  compared  to  Prior  year-to-date  period
------------------------------------------------------------------------
Net interest income on a tax equivalent basis increased $9,204 or 12.36% for the nine months ended September 30, 2000, over the comparable period in 1999. Net interest margin to average assets was relatively consistent for the nine months ended September 30, 2000 and September 30, 1999 at 3.85% and 3.87%, respectively. This is attributable to net interest margin to interest-earning assets (4.20% compared to 4.23% for the same comparable periods) and the mix of interest-earning assets to average assets remaining relatively stable.

Net interest margin to average interest-earning assets was relatively stable despite a decline in the net interest spread from 3.69% at September 30, 1999 to 3.56% at September 30, 2000. This was attributable to improvement in the net interest position from 14.93% at September 30, 1999 to 15.30% at September 30, 2000. The decline in the net interest spread was due to the increase in the cost of interest-bearing liabilities exceeding the increase in interest earned on interest-earning assets. The cost of interest-bearing liabilities increased from 3.71% at September 30, 1999 to 4.26% at September 30, 2000, or 55 basis points, while the yield on interest-earning assets increased from 7.40% at September 30, 1999 to 7.82% at September 30, 2000, or 42 basis points. The increase in the cost of interest-bearing liabilities was due to an increase in the rates paid on deposits (primarily CDs) and repurchase agreements. The increase in the yield on interest-earning assets was due to an increase in the yield on loans, investment securities and federal funds sold.

NONINTEREST INCOME AND EXPENSE (DOLLARS IN THOUSANDS)

Current  Quarter  compared  to  Prior  Year  Quarter
----------------------------------------------------
Noninterest income increased by $1,645 or 19.31% for the quarter ended September 30, 2000, over the comparable period in 1999 due to increases in service charges on deposits, commissions and fees from fiduciary activities and bankcard fees. Service charges on deposits increased by $485 or 9.68% over the comparable period primarily due to overall deposit growth. Additionally, commissions and fees from fiduciary and bankcard activities increased by $117 or 23.59% and $182 or 16.41%, respectively.

Noninterest  expense  increased  by  $3,399  or  15.33%  for  the  quarter ended
September 30, 2000 over the comparable period in 1999 due to increases in salaries and employee benefits, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits increased $1,483 or 14.64% over the comparable period primarily due to an increase in the number of employees, the addition of Exchange Bank employees and merit increases. Amortization of intangibles increased by $519 or 41.35% over the comparable period due to the goodwill related to the acquisition of Exchange Bank and other branches. Data processing expense increased $226 or 12.24% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $100 or 8.55% over the comparable period due to increased bankcard activity. These changes were partially offset by a $69 or 11.37% decline in professional services. Professional services expense was higher in 1999 due to services performed by third parties related to Year 2000 issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSE (CONTINUED)

Current year-to-date period compared to Prior year-to-date period
-----------------------------------------------------------------
Noninterest income increased by $4,095 or 17.09% for the nine months ended September 30, 2000, over the comparable period in 1999 due to increases in service charges on deposits, commissions and fees from fiduciary activities and bankcard fees. Service charges on deposits increased by $2,345 or 17.07% over the comparable period primarily due to overall deposit growth. Additionally, commissions and fees from fiduciary and bankcard activities increased by $594 or 46.44% and $545 or 18.54%, respectively.

Noninterest  expense  increased  by  $8,070  or 12.31% for the nine months ended
September 30, 2000 over the comparable period in 1999 due to increases in salaries and employee benefits, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits increased $4,011 or 13.16% over the comparable period primarily due to an increase in the number of employees, the addition of Exchange Bank employees and merit increases. Amortization of intangibles increased by $872 or 21.43% over the comparable period due to the goodwill related to the acquisition of Exchange Bank and other branches recorded since September 30, 1999. Data processing expense increased $740 or 14.17% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $380 or 11.80% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.16% for the nine months ended September 30, 1999 to a negative 2.10% for the nine months ended September 30, 2000. This was due to a 2 basis point decrease in non-interest expense to average assets and a 4 basis point increase in noninterest income to average assets. This factor had the most measurable impact on the improvement in return on assets for the comparable periods.

INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $431 or 12.30% for the quarter ended September 30, 2000 over the comparable period in 1999 due to the increase in net income. Total income tax expense increased by $1,389 or 14.40% for the nine months ended September 30, 2000 over the comparable period in 1999 due to the increase in net income. The effective tax rate was 34.5% and 34.6% at September 30, 2000 and September 30, 1999, respectively.

                               FINANCIAL CONDITION


INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of September 30, 2000, the investment portfolio totaled $703,517, compared to $610,884 at September 30, 1999. As bonds matured during the latter part of 1999, they were invested in federal funds sold to provide liquidity for potential issues related to Y2K. Since December 31, 1999, Bancorporation invested the excess federal funds sold in investment securities. Bancorporation continues to invest primarily in short-term U.S. government obligations to minimize credit, interest rate and liquidity risk. During the nine months ended September 30, 2000, Bancorporation purchased $85,000 of Federal Home Loan Bank ("FHLB") bonds. The FHLB is a Aaa-rated government sponsored agency. The investment portfolio consisted of 92.52% and 90.61% U.S. government and government agency securities as of September 30, 2000 and September 30, 1999, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (DOLLARS  IN  THOUSANDS)

As of September 30, 2000, loans totaled $2,005,306 compared to $1,798,532 at September 30, 1999, an increase of $206,774, or 11.50%, which is the result of normal loan growth and acquisitions. Between September 30, 1999 and September 30, 2000, approximately $35,443 of loans were acquired from other financial institutions. The composition of the loan portfolio has not shifted significantly since September 30, 1999. Loan growth was primarily funded through core deposits and short-term borrowed funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (CONTINUED)

It is the policy of Bancorporation to maintain an allowance for loan losses which is adequate to absorb probable losses inherent in the loan portfolio. Management believes that the provision taken during the nine months ended September 30, 2000 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of September 30, 2000 and 1999 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                   AS OF AND FOR THE   AS OF AND FOR THE
                                     QUARTER ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30,      SEPTEMBER 30,
                                  ------------------  -------------------
ALLOWANCE FOR LOAN LOSSES:           2000      1999      2000     1999
                                  --------  --------  --------  ---------
Balance at beginning of period    $ 35,437  $ 30,037   $32,972  $ 28,306
Addition related to acquisitions        --     1,113       586     1,113
Provision for loan losses            1,477     1,630     4,444     4,110
                                  --------  --------  --------  ---------
Charge-offs                         (1,705)     (704)   (3,545)   (2,213)
Recoveries                             327       325     1,079     1,085
                                  --------  --------  --------  ---------
Net charge-offs                    (1,378)      (379)   (2,466)   (1,128)
                                  --------  --------  --------  ---------
Balance at end of period          $ 35,536  $ 32,401   $35,536   $32,401
                                  --------  --------  --------  ---------

Nonperforming assets              $  4,869  $  3,205   $ 4,869   $ 3,205

Annualized net charge-offs to:
Average loans                          .28%      .09%      .17%      .09%
Loans at end of period                 .27%      .08%      .16%      .08%
Allowance for loan losses            15.51%     4.68%     9.25%     4.64%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $175,713 or by 8.24% from September 30, 1999 to September 30, 2000. Between September 30, 1999 and September 30, 2000, approximately $75,912 of deposits were acquired from other financial institutions. Average deposits were $2,290,516 and $2,061,492 at September 30, 2000 and September 30, 1999,
respectively.

Short-term borrowings in the form of repurchase agreements are another source of funds. Short-term borrowings increased $91,298 or by 35.89% from September 30, 1999 to September 30, 2000. Average short-term borrowings were $323,651 and $254,130 at September 30, 2000 and September 30, 1999, respectively. This growth is primarily attributable to repurchase agreements.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at September 30, 2000 and 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

CAPITAL  RESOURCES  (CONTINUED)

CAPITAL  RATIOS                     September  30,
                                  -----------------
                                    2000     1999
                                  -------  --------
Tier I leverage ratio               8.36%     8.58%
Total risk-based capital ratio     13.80%    14.07%
Tier I                             12.21%    12.69%
Tier II                             1.59%     1.38%


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

     27   Financial Data Schedule (filed herewith).

(b)  No reports  on Form 8-K were  filed  during  the  quarter  ended  September
     30,2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST  CITIZENS  BANCORPORATION
                                          OF  SOUTH  CAROLINA,  INC.
                                          (Registrant)


Dated: November 14,  2000                 By:/S/ Craig  L.  Nix
       ------------------                    -----------------------------------
                                             Craig L. Nix, Senior Vice President
                                             (Controller)