Form 10-K
period 2000-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2001-03-23
CIK 708848

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-11172

             FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          State of South Carolina                           57-0738665
          ------------------------------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

          1230 Main Street
          Columbia, South Carolina                             29201
          ----------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number including area code   (803)  733-3456
      -------------------------------------------------------------------

       Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $5.00
                                   par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's Voting and Nonvoting Common Stock held by non-affiliates as of March 9, 2001 was $136,493,708.

As of March 9, 2001, there were 899,717 outstanding shares of the Registrant's Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

  (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Part II.

  (2) Portions of the Registrant's definitive Proxy Statement dated March 26, 2001, for the Annual Meeting of Shareholders to be held April 25, 2001, are incorporated by reference into Part III.

  PART I.

Item 1.  Business

     General. First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation" or "Registrant") was incorporated under the laws of South Carolina during 1982. It owns all of the outstanding stock of its two banking subsidiaries, First-Citizens Bank and Trust Company of South Carolina ("FCB") and The Exchange Bank of South Carolina, Inc. ("Exchange").

     FCB was formed in 1969 as the resulting bank from the merger of Citizens Bank (which was organized during 1936 as Anderson Brothers Bank) and The Commercial Bank and Trust Company (which was organized during 1913 as Homestead
Bank). At December 31, 2000, FCB operated 143 banking offices in 93 communities located throughout South Carolina.

     Exchange was organized in 1932 as The Exchange Bank of Kingstree and was acquired by Bancorporation during 1999. It provides banking services through four offices located in Williamsburg and Georgetown Counties in South Carolina.

     Bancorporation also is the parent company of FCB/SC Capital Trust I ("FCB/SC"), a Delaware business trust which was organized during 1998 for the sole purpose of issuing and selling $50,000,000 aggregate liquidation amount of 8.25% capital securities. The net proceeds from such sale, together with the proceeds from FCB/SC's issuance of its common securities to Bancorporation, were invested in a like aggregate face amount of Bancorporation's 8.25% junior deferrable interest subordinated debentures which mature on March 15, 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after March 15, 2008. Bancorporation has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which FCB/SC exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by Bancorporation of FCB/SC's payment of distributions and other payments on the capital securities.

     Bancorporation's executive offices are located at 1230 Main Street, Columbia, South Carolina 29201, and its telephone number is (803) 733-2659.

     Bancorporation's principal assets are its investments in and receivables from its two banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from its banking subsidiaries and interest income on its investment securities portfolio. Certain laws and regulations restrict the ability of FCB and Exchange to transfer funds to Bancorporation in the form of cash dividends or loans.

     Services. FCB and Exchange provide a full range of banking and financial services to individuals, small- and medium-sized businesses and governmental units located in their banking markets, including regular and interest checking accounts, money market, savings and time deposit accounts, personal and business loans, trust services, and a variety of other services incidental to commercial banking. Wateree Enterprises, Inc., a subsidiary of FCB, through its subsidiary, Wateree Life Insurance Company, issues credit life and accident and health insurance. Wateree Agency, Inc., another subsidiary of Wateree Enterprises, Inc., acts as agent for the sale of insurance to FCB's customers.

     As further discussed below, during 2000, Bancorporation became a financial holding company, a designation that allows Bancorporation to offer financial products and services that a bank holding company may not provide without that designation.

     Employees. At December 31, 2000, Bancorporation and its subsidiaries employed a full-time staff of 1,268 and a part-time staff of 227 for a total of 1,495 employees.

     Supervision and Regulation. Bancorporation is subject to the jurisdiction of the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, Bancorporation is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB, and its activities are limited to those permitted to financial holding companies. Bancorporation is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other bank or bank holding company. Additionally, the BHC Act prohibits Bancorporation from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for financial holding companies.

     Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required, subject to certain limits, to guarantee compliance by those subsidiaries with capital restoration plans filed with their regulators.

     During 2000, Bancorporation declared itself to be a financial holding company under the provisions of the BHC Act as it was amended by the federal Gramm-Leach-Bliley Act enacted in 1999 (the "GLB Act"). The GLB Act dramatically changed various federal laws governing the banking, securities, and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act may expand opportunities for Bancorporation to provide other services and obtain other revenues in the future, and also may present new competitive challenges.

     As a financial holding company under the BHC Act, Bancorporation may offer financial products and services in addition to those permissible for a bank holding company that is not also a financial holding company, some of which (including certain types of insurance underwriting) may be offered only through a direct non-bank subsidiary of Bancorporation rather than through a bank subsidiary or a subsidiary of a bank subsidiary. To continue to be eligible to offer these expanded products and services, Bancorporation must continue to be "well capitalized" and "well managed" under federal banking regulations. Also, Bancorporation's performance of its obligations under the federal Community Reinvestment Act must be deemed to be satisfactory, on a continuing basis, for new financial products and services to be offered.

     The internal affairs of Bancorporation, including the rights of its shareholders, are governed by South Carolina law and by its Articles of Incorporation and Bylaws. Bancorporation files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

     As insured, state-chartered banks that are not members of the Federal Reserve System, FCB and Exchange each is subject to supervision and examination by, and the regulations and reporting requirements of, the South Carolina State Board of Financial Institutions (the "SC Board") and the Federal Deposit Insurance Corporation. Absent approval of the FDIC, they are prohibited from engaging as principal in activities that are not permitted for national banks, and they are prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

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

     The FDIC, SC Board and FRB have broad powers to enforce laws and regulations applicable to Bancorporation, FCB and Exchange, and to require corrective action of conditions affecting the safety and soundness of FCB and Exchange. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

     Statistical Data. Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 26 of Bancorporation's 2000 Annual Report to Shareholders which is incorporated herein by reference in Item 7 of this Report.

     Competition. FCB and Exchange (collectively, the "Banks") compete in their local markets throughout the state with other depository institutions and various other companies or firms that engage in similar activities. The Banks compete for deposits with other commercial banks, savings banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, credit unions, consumer finance companies, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies, other businesses and individuals.

     Changes in state and federal laws to permit interstate banking has increased competition in the Banks' local markets. A number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation (among them, four of the largest in the Southeastern United States) have acquired banks located in South Carolina with which the Banks compete in its local markets.

Item 2.  PROPERTIES

Bancorporation owns in fee simple one piece of property having a book value at December 31, 2000 of $60,160. To the limited extent necessary, it occupies space owned by FCB. Bancorporation's and FCB's principal office is located at 1230 Main Street in Columbia, South Carolina.

FCB owns in fee simple 187 properties having a book value at December 31, 2000 of $42,541,558 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of FCB. In addition, FCB leases 40 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management of FCB to be adequate. Rental expense paid for these properties in 2000 was approximately $761,000, which was offset by $1,266,000 in rental income.

The properties leased and owned are all generally considered adequate for FCB's purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in FCB's operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.

For information concerning Bancorporation's commitments under current leasing arrangements, see Note 7 to Bancorporation's Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS

Neither Bancorporation nor FCB or Exchange are a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their businesses.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on page 1 of the Registrant's 2000 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Financial Highlights" on page 3 of the Registrant's 2000 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 26 of the Registrant's 2000 Annual Report to Shareholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 28 through 50 of the Registrant's 2000 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "PROPOSAL 2: ELECTION OF DIRECTORS", and "Executive Officers", on pages 5 through 7 and 10 of Registrant's definitive Proxy Statement, dated March 26, 2001, for its Annual Meeting of Shareholders to be held April 25, 2001, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information under the captions "Compensation Committee Interlocks and Insider Participation", "Directors' Fees", "Executive Compensation", "Pension Plan" and "Employment Contracts, Termination of Employment, and

Change-in-Control Arrangements" on pages 8, 9 and 11 through 12 of Registrant's definitive Proxy Statement dated March 26, 2001, for its Annual Meeting of Shareholders to be held April 25, 2001, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Beneficial Ownership of Securities" on pages 2 through 5 of Registrants's definitive Proxy Statement dated March 26, 2001, for its Annual Meeting of Shareholders to be held April 25, 2001, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties", on pages 8 and 13 through 14 of Registrant's definitive Proxy Statement dated March 26, 2001, for its Annual Meeting of Shareholders to be held April 25, 2001, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) (1)  Financial Statements:

  The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiaries included on pages 28 through 50 of Registrant's 2000 Annual Report to Shareholders are incorporated by reference in Item 8.

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

  10.1 Employment Agreement between E. Hite Miller, Sr. and the Bank dated April 21, 1998 (incorporated herein by reference to Exhibit 10.2 in the Registrant's 1998 Annual Report on Form 10-K).

  *10.2 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and E. Hite Miller, Sr. (incorporated herein by reference to Exhibit 10.3 in the Registrant's 1998 Annual Report on Form 10-K).

  *10.3 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant's 1998 Annual Report on Form 10-K).

  *10.4 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jay C. Case (incorporated herein by reference to Exhibit 10.5 in the Registrant's 1998 Annual Report on Form 10-K).

  *10.5 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles
  S. McLaurin, III (incorporated herein by reference to Exhibit 10.6 in the Registrant's 1998 Annual Report on Form 10-K).

  *10.6 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles D. Cook (incorporated herein by reference to Exhibit 10.7 in the Registrant's 1998 Annual Report on Form 10-K).

  13.  Registrant's 2000 Annual Report to Shareholders (filed herewith).

  21.  Subsidiaries of the Registrant (filed herewith).

  **99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 25, 2001.

  *Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

  **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

  (b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the three month period ended December 31, 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    03/23/2001                         FIRST CITIZENS BANCORPORATION
          ----------
                                                OF SOUTH CAROLINA, INC.
                                                     (Registrant)

                                                By:     /s/ Craig L. Nix
                                                        ----------------

                                            Craig L. Nix, Senior Vice President/
                                            Contoller and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                           Title                       Date
----------                           -----                       ----

/s/ E. Hite Miller                   Chairman of the Board       03/23/2001
------------------------------                                   ----------

   E. Hite Miller, Sr.

/s/ Frank B. Holding                 Vice Chairman of the Board  03/23/2001
------------------------------                                   ----------

   Frank B. Holding

/s/ Jim B. Apple                     President and Director      03/23/2001
------------------------------                                   ----------

   Jim B. Apple

/s/ Peter Bristow                    Chief Operating Officer     03/23/2001
------------------------------                                   ----------

   Peter Bristow

/s/ Richard W. Blackmon              Director                    03/23/2001
------------------------------                                   ----------

   Richard W. Blackmon

/s/ George H. Broadrick              Director                    03/23/2001
------------------------------                                   ----------

   George H. Broadrick

/s/ Dr. Walter C. Cottingham         Director                    03/23/2001
------------------------------                                   ----------

   Dr. Walter C. Cottingham

/s/ Jack M. Edwards                  Director                    03/23/2001
------------------------------                                   ----------

   Jack M. Edwards

/s/ William E. Hancock, III          Director                    03/23/2001
------------------------------                                   ----------

   William E. Hancock, III

/s/ Robert B. Haynes                 Director                    03/23/2001
------------------------------                                   ----------

   Robert B. Haynes

/s/ Wycliffe E. Haynes               Director                    03/23/2001
------------------------------                                   ----------

   Wycliffe E. Haynes

/s/ Lewis M. Henderson               Director                    03/23/2001
------------------------------                                   ----------

   Lewis M. Henderson

/s/ Dan H. Jordan                    Director                    03/23/2001
------------------------------                                   ----------

   Dan H. Jordan

/s/ N. Welch Morrisette, Jr.         Director                    03/23/2001
------------------------------                                   ----------

   N. Welch Morrisette, Jr.

/s/ E. Perry Palmer                  Director                    03/23/2001
------------------------------                                   ----------

   E. Perry Palmer

/s/ William E. Sellers               Director                    03/23/2001
------------------------------                                   ----------

   William E. Sellers

/s/ Henry F. Sherrill                Director                    03/23/2001
------------------------------                                   ----------

   Henry F. Sherrill

/s/ Carmen H. Ames                   Director                    03/23/2001
------------------------------                                   ----------

   Carmen H. Ames

/s/ Jay C. Case                      Chief Financial Officer     03/23/2001
------------------------------                                   ----------

   Jay C. Case

/s/ Craig L. Nix                     Controller                  03/23/2001
------------------------------                                   ----------

   Craig L. Nix

FORM 10-K

EXHIBIT INDEX

Exhibit Number                          Exhibit
--------------                          -------

  3.1 Articles of Incorporation of Registrant as amended (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K).

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

  10.1 Employment Agreement between E. Hite Miller, Sr. and the Bank, dated April 21, 1998 (incorporated herein by reference to Exhibit 10.2 in the Registrant's 1998 Annual Report on From 10-K).

  10.2 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and E. Hite Miller, Sr. (incorporated herein by reference to Exhibit 10.3 in the Registrant's 1998 Annual Report on From 10-K).

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

  13. Registrant's 2000 Annual Report to Shareholders (filed herewith)

  21. Subsidiaries of Registrant (filed herewith)

  99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 25, 2001.*

  *Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.