Form 10-Q
period 2001-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2001-05-11
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001              Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           SOUTH CAROLINA                                   57-0738665
---------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)

        1230  MAIN  STREET
     COLUMBIA,  SOUTH  CAROLINA                                         29201
------------------------------------                                  ---------
(Address of principal executive offices)                             (Zip Code)

Registrant's  telephone  number,  including  area  code   (803)  733-2659
                                                          ---------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                     Outstanding at April 30, 2001
     -----                                     -----------------------------

VOTING COMMON STOCK, $5.00 PAR VALUE            898,244 SHARES
NON-VOTING COMMON STOCK, $5.00 PAR VALUE         36,409 SHARES

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
-------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF  CONDITION  -  UNAUDITED  (DOLLARS  IN  THOUSANDS,  EXCEPT  PAR  VALUES)


                                                                 MARCH 31,    December 31,    March 31,
                                                                   2001           2000          2000
                                                                -----------  --------------  -----------
ASSETS
Cash and due from banks                                         $  136,494   $     156,425   $  118,473
Federal funds sold                                                 328,800          96,700       36,500
                                                                -----------  --------------  -----------
Total cash and cash equivalents                                    465,294         253,125      154,973
                                                                -----------  --------------  -----------
Investment securities:
  Held-to-maturity, at amortized cost                               36,822          33,519       33,752
  Available-for-sale, at fair value                                707,551         707,000      674,491
                                                                -----------  --------------  -----------
Total investment securities                                        744,373         740,519      708,243
                                                                -----------  --------------  -----------

Gross loans                                                      2,089,855       2,081,871    1,925,368
  Less: Allowance for loan losses                                  (37,197)        (37,001)     (34,265)
                                                                -----------  --------------  -----------
Net loans                                                        2,052,658       2,044,870    1,891,103
                                                                -----------  --------------  -----------
Premises and equipment                                              94,621          93,278       86,087
Interest receivable                                                 22,809          24,113       17,422
Intangible assets                                                   50,353          52,218       25,823
Other assets                                                        29,431          32,387       34,431
                                                                -----------  --------------  -----------
     TOTAL ASSETS                                               $3,459,539   $   3,240,510   $2,918,082
                                                                ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                        $  507,732   $     467,155   $  427,074
  Time and savings                                               2,377,235       2,088,074    1,887,519
                                                                -----------  --------------  -----------
Total deposits                                                   2,884,967       2,555,229    2,314,593
Securities sold under agreements to repurchase and federal
   funds purchased                                                 239,264         369,218      324,969
Long-term debt                                                      50,963          50,963       50,963
Other liabilities                                                   37,067          31,407       25,649
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES                                           3,212,261       3,006,817    2,716,174
                                                                -----------  --------------  -----------

     Commitments and contingencies                                      --              --           --

STOCKHOLDERS' EQUITY:
  Preferred stock                                                    3,202           3,219        3,248
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 2001,
    December 31, 2000 and March 31, 2000 - 36,409                      182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 2001 - 898,379;
   December 31, 2000 - 899,879; and March 31, 2000 - 900,870         4,492           4,499        4,504
  Surplus                                                           65,081          65,081       65,081
  Undivided profits                                                156,238         148,502      128,317
  Accumulated other comprehensive income, net of taxes              18,083          12,210          576
                                                                -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                    247,278         233,693      201,908
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,459,539   $   3,240,510   $2,918,082
                                                                ===========  ==============  ===========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------
CONSOLIDATED  STATEMENTS  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS-EXCEPT  PER  SHARE  DATA)

                                                        FOR THE
                                                    QUARTER ENDED
                                                       MARCH 31,
                                                  ------------------
                                                    2001      2000
                                                  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 44,802  $ 38,881
  Interest on investment securites:
    Taxable                                         10,192     8,184
    Non-taxable                                        283       390
  Federal funds sold                                 3,261       910
                                                  --------  --------
Total interest income                               58,538    48,365
                                                  --------  --------
INTEREST EXPENSE:
  Deposits                                          24,122    17,014
  Securities sold under agreements to repurchase
    and federal funds purchased                      3,733     4,127
  Long-term debt                                     1,050     1,050
                                                  --------  --------
Total interest expense                              28,905    22,191
                                                  --------  --------

Net interest income                                 29,633    26,174
Provision for loan losses                              624     1,559
                                                  --------  --------
Net interest income after
  provision for loan losses                         29,009    24,615
                                                  --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts                5,897     5,080
  Commissions and fees from fiduciary activities       625       610
  Fees for other customer services                     646       611
  Mortgage servicing fees                              561       549
  Bankcard fees                                      1,238     1,004
  Insurance premiums earned                            400       358
  Gain on sale of investment securities              1,793        31
  Other                                                728       183
                                                  --------  --------
Total noninterest income                            11,888     8,426
                                                  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    13,238    11,291
  Net occupancy expense                              1,830     1,671
  Furniture and equipment expense                    1,443     1,616
  Amortization of intangibles                        2,652     1,378
  Bankcard processing expense                        1,297     1,061
  Data processing expense                            2,096     1,873
  Professional services                                576       494
  Other                                              5,127     3,947
                                                  --------  --------
Total noninterest expense                           28,259    23,331
                                                  --------  --------

Income before income tax expense                    12,638     9,710
Income tax expense                                   4,234     3,350
                                                  --------  --------
NET INCOME                                        $  8,404  $  6,360
                                                  ========  ========
--------------------------------------------------------------------
====================================================================
--------------------------------------------------------------------
NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $   8.93  $   6.73
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               936,158   938,902

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS  IN  THOUSANDS)

                                               Non-                                       Accumulated      Total
                                              Voting    Voting                               Other         Stock-
                                  Preferred   Common    Common              Undivided    Comprehensive    holders'
                                    Stock      Stock    Stock    Surplus     Profits     Income/(Loss)     Equity
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1999     $    3,282   $   182  $ 4,531   $ 65,081  $  123,328   $        3,669   $ 200,073
Comprehensive income:
  Net income                                                                    6,360                        6,360
  Change in unrealized gains
     on investment securities
     available-for-sale, net of
     benefit of $1,218                                                                          (3,093)     (3,093)
                                                                                                         ----------
Total comprehensive income                                                                                   3,267
                                                                                                         ----------
Reacquired preferred stock              (34)                                        6                          (28)
Reacquired voting common stock                             (27)                (1,335)                      (1,362)
Preferred stock dividends                                                         (42)                         (42)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 2000             3,248       182    4,504     65,081     128,317              576     201,908
Comprehensive income:
  Net income                                                                   21,229                       21,229
  Change in unrealized gains
     on investment securities
     available-for-sale, net of
     taxes of $6,264                                                                            11,634      11,634
                                                                                                         ----------
Total comprehensive income                                                                                  32,863
                                                                                                         ----------
Reacquired preferred stock              (29)                                      (16)                         (45)
Reacquired voting common stock                              (5)                  (226)                        (231)
Preferred stock dividends                                                        (127)                        (127)
Common stock dividends                                                           (675)                        (675)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2000          3,219       182    4,499     65,081     148,502           12,210     233,693
Comprehensive income:
  Net income                                                                    8,404                        8,404
  Change in unrealized gains
     on investment securities
     available-for-sale, net of
     taxes of $2,959                                                                             5,873       5,873
                                                                                                         ----------
Total comprehensive income                                                                                  14,277
                                                                                                         ----------
Reacquired preferred stock              (17)                                        3                          (14)
Reacquired voting common stock                              (7)                  (405)                        (412)
Common stock dividends                                                           (225)                        (225)
Preferred stock dividends                                                         (41)                         (41)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March, 2001           $    3,202   $   182  $ 4,492   $ 65,081  $  156,238   $       18,083   $ 247,278
                                 ===========  =======  ========  ========  ===========  ===============  ==========

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARY
---------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                For the three months ended
                                                                                        March  31,
                                                                                   ----------------------
                                                                                      2001        2000
                                                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   8,404   $   6,360
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                            624       1,559
    Depreciation and amortization                                                      4,260       3,370
    (Accretion) amortization of investment securities                                    938        (731)
    Deferred income tax benefit                                                         (105)       (134)
    decrease (Increase) in interest receivable                                         1,304      (2,287)
    Increase in interest payable                                                       2,393       1,913
    Origination of mortgage loans held-for-sale                                      (53,664)    (20,233)
    Proceeds from sales of mortgage loans held-for-sale                               50,346      21,134
    Gains on sales of mortage loans held-for-sale                                       (214)        (64)
    Gains on call or sale of investment securities                                    (1,793)        (31)
    Decrease in other assets                                                             119       1,376
    Increase in other liabilities                                                      3,267       1,114
                                                                                   ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           15,879      13,346

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (4,880)    (38,504)
    Calls, maturities and prepayments of investment securities held-to-maturity        2,456       7,881
    Purchases of investment securities held-to-maturity                               (6,697)       (205)
    Calls, maturities and prepayments of investment securities available-for-sale    127,112      63,308
    Purchases of investment securities available-for-sale                           (116,835)   (220,231)
    Proceeds from sales of premises and equipment                                          0           0
    Purchases of premises and equipment                                               (2,951)     (2,158)
    Increase in other real estate owned                                                 (220)        (39)
    Increase in intangible assets                                                       (787)        (87)
    Purchase of institutions, net of cash acquired                                         0      24,478
                                                                                   ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                           (2,802)   (165,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                         329,738      25,254
    Increase in federal funds purchased and securities sold
      under agreements to repurchase                                                (129,954)     94,065
    Cash dividends paid                                                                 (266)        (42)
    Cash paid to reacquire preferred stock                                               (14)        (28)
    Cash paid to reacquire common stock                                                 (412)     (1,362)
                                                                                   ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      199,092     117,887

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                   212,169     (34,324)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                       253,125     189,297
                                                                                   ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 465,294   $ 154,973
                                                                                   ==========  ==========

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 2000. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 2000 Annual Report.

BASIS  OF  PRESENTATION

The preceding consolidated financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2001 presentation.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standard for accounting for securitizations and other transfers of financial assets (including loan sales) and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. Bancorporation adopted this statement on January 1, 2001. Adoption of this statement did not have a material impact on the consolidated financial statements of Bancorporation.

ACQUISITIONS  (DOLLARS  IN  THOUSANDS)

There  were  no  acquisitions  during  the  quarter  ending  March  31,  2001.

SUBSEQUENT  EVENTS

On February 14, 2001, the Bank entered into a purchase and assumption agreement to acquire four branches from an unrelated financial institution with estimated total deposits and loans of $56,000 and $41,000, respectively. The acquisition is expected to be completed during the third quarter of 2001 pending regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporations' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter ended March 31, 2001 totaled $8,404, or $8.93 per common share. Net income for the quarter ended March 31, 2000 totaled $6,360, or $6.73 per common share.

The primary factors affecting the increase in net income for the quarter ended March 31, 2001 were a $4,394 or 17.85% increase in net interest income after provision for loan losses, and a $3,462 or 41.09% increase in noninterest income. Included in noninterest income is a nonrecurring gain of $1,793 related to a nonmonetary exchange of a processing company's stock owned by Bancorporation. These favorable changes were partially offset by a $4,928 or 21.12% increase in noninterest expense, and a $884 or 26.39% increase in income tax expense. Included in income tax expense is $601 related to the nonrecurring gain.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the period ended March 31, 2001 and March 31, 2000 were 14.22% and 12.50%, respectively. The increase was primarily the result of an increase in return on average assets from .90% to 1.02% for the quarter ended March 31, 2000 and March 31, 2001, respectively. The increase in return on assets was due to a 24 basis point increase in noninterest income to average assets. This was offset by an increase of 12 basis points in noninterest expense to average assets.

Table  1  provides  summary information on selected average balances and ratios.

TABLE  1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)

                                                                  AS OF AND FOR THE
                                                                 THREE MONTHS ENDED
                                                                      MARCH  31,
                                                               ------------------------
SELECTED AVERAGE BALANCES:                                        2001         2000
                                                               -----------  -----------
Total assets                                                   $3,353,687   $2,817,140
Interest-earning assets                                         3,057,506    2,575,796
Investment securities                                             751,988      641,689
Loans                                                           2,078,094    1,868,559
Total liabilities                                               3,113,981    2,613,606
Deposits                                                        2,728,660    2,236,351
Noninterest-bearing deposits                                      456,248      399,327
Interest-bearing deposits                                       2,272,412    1,837,024
Interest-bearing liabilities                                    2,626,182    2,191,200
Stockholders' equity                                              239,706      203,534


SELECTED RATIOS:
Return on average assets                                             1.02%         .90%
Return on average stockholders' equity                              14.22%       12.50%
Return on average common stockholders' equity                       14.41%       12.70%

Net yield on average interest-earning assets (tax equivalent)        3.98%        4.15%
Average loans to average deposits                                   76.24%       83.55%
Nonperforming assets to total loans                                   .21%         .17%
Allowance for loan losses to total loans                             1.78%        1.78%
Allowance for loan losses to nonperforming assets                    8.68x       10.90x

Average stockholders' equity to average total assets                 7.15%        7.22%
Total risk-based capital ratio                                      12.14%       13.20%
Tier I risk-based capital ratio                                     10.89%       11.96%
Tier I leverage ratio                                                7.02%        8.16%


NET  INTEREST  INCOME  (DOLLARS  IN  THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Table 2 compares average balance sheet items and analyzes net interest income on a taxable equivalent basis for the quarters ended March 31, 2001 and 2000.

TABLE  2:  COMPARATIVE  AVERAGE  BALANCE  SHEETS  AND  TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  (DOLLARS  IN  THOUSANDS)

                                           AS OF AND FOR THE QUARTER ENDED MARCH 31,
                                   ------------------------------------------------------------
                                                                                     Yield/       Change Due to(2)
                                       Average Balance       Interest Inc/Exp(1)      Rate        ----------------     Net
                                   ------------------------  ------------------  --------------   Yield              Increase
                                      2001         2000        2001      2000     2001    2000    /Rate    Volume   (Decrease)
                                   -----------  -----------  --------  --------  -------  -----  -------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                          $2,078,094   $1,868,559   $44,988   $39,061     8.78%  8.41%  $1,328   $ 4,599   $    5,927
Investment securities:
  Taxable                             730,770      612,553    10,289     8,184     5.71   5.37      417     1,688        2,105
  Non-taxable                          21,218       29,136       435       600     8.20   8.24       (3)     (162)        (165)
Federal funds sold                    227,424       65,548     3,094       910     5.52   5.58      (50)    2,234        2,184
                                   -----------  -----------  --------  --------                  -------  --------  -----------

Total interest-earning assets       3,057,506    2,575,796    58,806    48,755     7.80   7.61    1,692     8,359       10,051
                                   -----------  -----------  --------  --------                  -------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks               134,606      116,823
Premises and equipment                 94,245       85,135
Other, less allowance for loan
losses                                 67,330       39,386
                                   -----------  -----------


Total noninterest-earning assets      296,181      241,344
                                   -----------  -----------

TOTAL ASSETS                       $3,353,687   $2,817,140
                                   -----------  -----------

INTEREST-BEARING LIABILITIES:
Deposits                            2,272,412   $1,837,024   $24,121   $17,014     4.30   3.73   $2,427   $ 4,680   $    7,107
Federal funds purchased and
 securities sold under
 agreements to repurchase             302,807      303,213     3,665     4,127     4.91   5.47     (457)       (5)        (462)
Long-term debt                         50,963       50,963     1,050     1,050     8.24   8.24        0         0            0
                                   -----------  -----------  --------  --------                  -------  --------  -----------

Total interest-bearing
liabilities                         2,626,182    2,191,200    28,836    22,191     4.45   4.07    1,970     4,675        6,645
                                   -----------  -----------  --------  --------                  -------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                       456,248      399,327
Other liabilities                      31,551       23,079
                                   -----------  -----------

Total noninterest-bearing
liabilities                           487,799      422,406
                                   -----------  -----------

TOTAL LIABILITIES                   3,113,981    2,613,606
                                   -----------  -----------

Stockholders' equity                  239,706      203,534

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $3,353,687   $2,817,140
                                   ===========  ===========

NET INTEREST SPREAD                                                                3.35%  3.54%
                                                                                 =======  =====
NET INTEREST MARGIN:                                         $ 29,970  $ 26,564                   ($278)  $ 3,684   $    3,406
                                                             ========  ========                  =======  ========  ===========
   to average assets                                                               3.62%  3.77%
                                                                                 =======  =====
   to average interest-earning
    assets                                                                         3.98%  4.15%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED)

Net interest income on a taxable equivalent basis increased $3,406 or 12.82% for the quarter ended March 31, 2001, over the comparable period in 2000. Net interest margin to average assets decreased from 3.77% for the quarter ended
March 31, 2000 to 3.62% for the quarter ended March 31, 2001. This is attributable to a 17 basis point decrease in the net interest margin to average interest-earning assets (3.98% compared to 4.15% for the same comparable periods), and a decrease in the ratio of earning assets to average assets from 91.43% at March 31, 2000 to 91.17% at March 31, 2001.

Net interest margin to average interest-earning assets decreased from 4.15% for the quarter ended March 31, 2000 to 3.98% for the quarter ended March 31, 2001. This was attributable to a decline in the net interest spread from 3.54% for the quarter ended March 31, 2000 to 3.35% for the quarter ended March 31, 2001. The decline in the net interest spread was due to the increase in the cost of interest-bearing liabilities exceeding the increase in interest earned on interest-earning assets. The cost of interest-bearing liabilities increased from 4.07% at March 31, 2000 to 4.45% at March 31, 2001, or 38 basis points, while the yield on interest-earning assets increased from 7.61% to 7.80%, or 19 basis points. The increase in the cost of interest-bearing liabilities was due to an increase in the rates paid on deposits (primarily CDs). The increase in the yield on interest-earning assets was due to an increase in the yields on loans and taxable investment securities.

NONINTEREST  INCOME  AND  EXPENSE  (DOLLARS  IN  THOUSANDS)

Noninterest income increased by $3,462 or 41.09% for the quarter ended March 31, 2001, over the comparable period in 2000 due to increases in service charges on deposits, bankcard fees and gain on sale of securities. Service charges on deposits increased by $817 or 16.08% over the comparable period primarily due to overall deposit growth. Bankcard activities increased by $234 or 23.31%. Gain on sale on securities increased $1,762 or 5683.87% over the comparable period. This increase was due to the recognition of a nonrecurring gain of $1,793 due to the nonmonetary exchange of a processing company's stock owned by Bancorporation.

Noninterest expense increased by $4,928 or 21.12% for the quarter ended March 31, 2001 over the comparable period in 2000 due to increases in salaries and employee benefits, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits increased $1,947 or 17.24% over the comparable period primarily due to an increase in the number of employees, the addition of seven new branches in December 2000, and merit increases. Amortization of intangibles increased by $1,274 or 92.45% over the comparable period due to the goodwill related to the acquisition of seven new branches in December 2000. Data processing expense increased $223 or 11.91% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $236 or 22.24% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.11% for the quarter ended March 31, 2000 to a negative 1.98% for the quarter ended March 31, 2001. This was due to a 24 basis point increase in noninterest income to average assets, offset by a 11 basis point increase in non-interest expense to average assets. This factor had the most measurable impact on the improvement in return on assets for the comparable periods.


INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $884 or 26.39% for the quarter ended March 31, 2001 over the comparable period in 2000 due to the increase in net income. The effective tax rate was 33.5% and 34.5% at March 31, 2001 and March 31, 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

                               FINANCIAL CONDITION

INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of March 31, 2001, the investment portfolio totaled $744,373, compared to $708,243 at March 31, 2000. The investment portfolio increased as funds were shifted from federal funds sold to the bond portfolio. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risk. The investment portfolio consisted of 91.88% and 90.84% U.S. government and government agency securities as of March 31, 2001 and March 31, 2000, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES  (DOLLARS  IN  THOUSANDS)

As of March 31, 2001, loans totaled $2,089,855, compared to $1,925,368 at March 31, 2000, an increase of $164,487, or 8.54%, which is the result of normal loan growth and acquisitions. Between March 31, 2000 and March 31, 2001, approximately $32,592 of loans were acquired from other financial institutions. The composition of the loan portfolio has not shifted significantly since March 31, 2000. Loan growth was funded through core deposits and short-term borrowed funds.

During the month of February 2001, Bancorporation sold approximately $22 million of mortgage loans to a third party investor. The effect on the consolidated statements of income was not significant.

It is the policy of Bancorporation to maintain an allowance for loan losses which is adequate to absorb probable losses inherent in the loan portfolio. Management believes that the provision taken during the quarter ended March 31, 2001 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of March 31, 2001 and 2000 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                 AS OF AND FOR THE
                                  QUARTER  ENDED
                                    MARCH 31,
                                ------------------
ALLOWANCE FOR LOAN LOSSES:        2001      2000
                                --------  --------
Balance at beginning of period  $37,001   $32,972
Provision for loan losses           624     1,559
                                --------  --------
Charge-offs                        (767)     (700)
Recoveries                          339       434
                                --------  --------
Net charge-offs                    (428)     (266)
                                --------  --------
Balance at end of period        $37,197   $34,265
                                --------  --------

Nonperforming assets            $ 4,285   $ 3,143

Annualized net charge-offs to:
  Average loans                     .08%      .06%
  Loans at end of period            .08%      .06%
  Allowance for loan losses        4.60%     3.11%


FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $570,374 or by 24.64% from March 31, 2000 to March 31, 2001. Between March 31, 2000 and March 31, 2001, approximately $189,123 of deposits were acquired from other financial institutions. Additionally, $226,096 formerly classified as securities sold under agreements to repurchase were reclassified to deposits at the beginning of February, 2001. Average deposits were $2,728,660 and $2,236,351 at March 31, 2001 and March 31, 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------

Short-term borrowings in the form of repurchase agreements are another source of funds. Short-term borrowings decreased $85,705 or by 26.37% from March 31, 2000 to March 31, 2001, primarily due to the reclassification discussed in the previous paragraph. Average short-term borrowings were $302,807 and $303,213 at March 31, 2001 and March 31, 2000, respectively.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details
Bancorporation's  capital  ratios  at  March  31,  2001  and  2000.

CAPITAL  RATIOS                             MARCH  31,
                                         ---------------
                                         2001      2000
                                         -----     -----
Tier I leverage ratio                    7.02%     8.16%
Total risk-based capital ratio          12.14%    13.20%
  Tier I                                10.89%    11.96%
  Tier II                                1.25%     1.24%

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(a) Exhibits- The following exhibits are either attached hereto or incorporated by reference:

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

(b)  No  reports  on Form 8-K were filed during the quarter ended March 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST CITIZENS BANCORPORATION
                                                OF  SOUTH  CAROLINA,  INC.
                                                (Registrant)


Dated:    May 11, 2001                          By:  /s/  Craig  L.  Nix
        -----------------                            ---------------------------
                                                     Craig  L.  Nix
                                                     (Chief Financial Officer)