Form 10-Q
period 2001-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2001-08-13
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 2001          Commission  File  Number  0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH CAROLINA                                57-0738665
  -----------------------------                -----------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

        1230  MAIN  STREET
     COLUMBIA, SOUTH CAROLINA                                       29201
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                      (Zip Code)

Registrant's telephone number, including area code  (803) 733-2659
                                                    --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                          Outstanding at July 31, 2001
                    -----                          ----------------------------

     VOTING COMMON STOCK, $5.00 PAR VALUE              898,244  SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE           36,409  SHARES

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
--------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF  CONDITION  -  UNAUDITED  (DOLLARS  IN  THOUSANDS,  EXCEPT  PAR  VALUES)


                                                                 JUNE 30,     December 31,    June 30,
                                                                   2001           2000          2000
                                                                -----------  --------------  -----------
ASSETS
Cash and due from banks                                         $  146,517   $     156,425   $  130,712
Federal funds sold                                                 158,600          96,700       36,000
                                                                -----------  --------------  -----------
Total cash and cash equivalents                                    305,117         253,125      166,712
                                                                -----------  --------------  -----------

Investment securities:
  Held-to-maturity, at amortized cost                               26,919          33,519       30,317
  Available-for-sale, at fair value                                790,347         707,000      638,208
                                                                -----------  --------------  -----------
Total investment securities                                        817,266         740,519      668,525
                                                                -----------  --------------  -----------

Gross loans                                                      2,159,166       2,081,871    1,991,812
  Less: Allowance for loan losses                                  (38,459)        (37,001)     (35,437)
                                                                -----------  --------------  -----------
Net loans                                                        2,120,707       2,044,870    1,956,375
                                                                -----------  --------------  -----------
Premises and equipment                                              95,829          93,278       86,222
Interest receivable                                                 22,674          24,113       18,426
Intangible assets                                                   48,309          52,218       24,502
Other assets                                                        29,721          32,387       34,788
                                                                -----------  --------------  -----------
     TOTAL ASSETS                                               $3,439,623   $   3,240,510   $2,955,550
                                                                ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                        $  481,455   $     467,155   $  435,789
  Time and savings                                               2,420,177       2,088,074    1,902,393
                                                                -----------  --------------  -----------
Total deposits                                                   2,901,632       2,555,229    2,338,182
Securities sold under agreements to repurchase and federal
   funds purchased                                                 199,276         369,218      326,506
Long-term debt                                                      50,963          50,963       50,963
Other liabilities                                                   31,644          31,407       29,400
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES                                           3,183,515       3,006,817    2,745,051
                                                                -----------  --------------  -----------

     Commitments and contingencies                                      --              --           --
                                                                -----------  --------------  -----------

STOCKHOLDERS' EQUITY:
  Preferred stock                                                    3,201           3,219        3,234
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 2001,
    December 31, 2000 and June 30, 2000 - 36,409                       182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 2001 - 898,244;
    December 31, 2000 - 899,879; and June 30, 2000 - 899,830         4,491           4,499        4,499
  Surplus                                                           65,081          65,081       65,081
  Undivided profits                                                163,427         148,502      134,944
  Accumulated other comprehensive income, net of taxes              19,726          12,210        2,559
                                                                -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                    256,108         233,693      210,499
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,439,623   $   3,240,510   $2,955,550
                                                                ===========  ==============  ===========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
-------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF  INCOME  -  UNAUDITED
(DOLLARS  IN  THOUSANDS-EXCEPT  PER  SHARE  DATA)

                                                       FOR THE             FOR THE
                                                     QUARTER ENDED     SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------  ------------------
                                                    2001      2000      2001      2000
                                                  --------  --------  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 45,298  $ 42,008  $ 90,100  $ 80,889
  Interest on investment securites:
    Taxable                                         10,500     9,681    20,861    17,865
    Non-taxable                                        254       366       537       756
  Federal funds sold                                 2,547       177     5,641     1,087
                                                  --------  --------  --------  --------
Total interest income                               58,599    52,232   117,139   100,597
                                                  --------  --------  --------  --------

INTEREST EXPENSE:
  Deposits                                          24,020    18,268    48,142    35,282
  Securities sold under agreements to repurchase
    and federal funds purchased                      2,067     4,784     5,800     8,911
  Long-term debt                                     1,050     1,074     2,099     2,124
                                                  --------  --------  --------  --------
Total interest expense                              27,137    24,126    56,041    46,317
                                                  --------  --------  --------  --------


Net interest income                                 31,462    28,106    61,098    54,280
Provision for loan losses                            1,979     1,994     2,603     3,553
                                                  --------  --------  --------  --------

Net interest income after
  provision for loan losses                         29,483    26,112    58,495    50,727
                                                  --------  --------  --------  --------


NONINTEREST INCOME:
  Service charges on deposit accounts                6,380     5,505    12,277    10,585
  Commissions and fees from fiduciary activities       647       650     1,272     1,260
  Fees for other customer services                     663       653     1,308     1,264
  Mortgage servicing fees                              565       560     1,126     1,109
  Bankcard fees                                      1,383     1,184     2,620     2,188
  Insurance premiums earned                            514       652       915     1,010
  Gain on sale of investment securities                858         -     2,651         -
  Other                                                733       258     1,463       472
                                                  --------  --------  --------  --------
Total noninterest income                            11,743     9,462    23,632    17,888
                                                  --------  --------  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    13,731    11,596    26,969    22,887
  Net occupancy expense                              1,794     1,618     3,624     3,289
  Furniture and equipment expense                    1,467     1,522     2,911     3,138
  Amortization of intangibles                        2,658     1,789     5,311     3,167
  Bankcard processing expense                        1,393     1,269     2,690     2,330
  Data processing expense                            2,490     2,019     4,586     3,892
  Professional services                                568       465     1,145       959
  Other                                              5,859     4,437    10,986     8,384
                                                  --------  --------  --------  --------
Total noninterest expense                           29,960    24,715    58,222    48,046
                                                  --------  --------  --------  --------


Income before income tax expense                    11,266    10,859    23,905    20,569
Income tax expense                                   3,774     3,746     8,008     7,096
                                                  --------  --------  --------  --------
NET INCOME                                        $  7,492  $  7,113  $ 15,897  $ 13,473
                                                  ========  ========  ========  ========


NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $   7.97  $   7.54  $  16.91  $  14.27
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               934,677   936,877   935,407   937,865

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS  IN  THOUSANDS)


                                               Non-                                       Accumulated      Total
                                              Voting    Voting                               Other         Stock-
                                  Preferred   Common    Common              Undivided    Comprehensive    holders'
                                    Stock      Stock    Stock    Surplus     Profits     Income/(Loss)     Equity
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1999     $    3,282   $   182  $ 4,531   $ 65,081  $  123,328   $        3,669   $ 200,073
Comprehensive income:
  Net income                                                                   13,473                       13,473
  Change in unrealized losses
     on investment securities
     available-for-sale, net of
     benefit of $1,218                                                                          (1,110)     (1,110)
                                                                                                         ----------
Total comprehensive income                                                                                  12,363
                                                                                                         ----------
Reacquired preferred stock              (48)                                       10                          (38)
Reacquired voting common stock                             (32)                (1,557)                      (1,589)
Common stock dividends                                                           (225)                        (225)
Preferred stock dividends                                                         (85)                         (85)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 2000              3,234       182    4,499     65,081     134,944            2,559     210,499
Comprehensive income:
  Net income                                                                   14,116                       14,116
  Change in unrealized gains
     on investment securities
     available-for-sale, net of
     taxes of $5,196                                                                             9,651       9,651
                                                                                                         ----------
Total comprehensive income                                                                                  23,767
                                                                                                         ----------
Reacquired preferred stock              (15)                                      (20)                         (35)
Reacquired voting common stock                                                     (4)                          (4)
Preferred stock dividends                                                         (84)                         (84)
Common stock dividends                                                           (450)                        (450)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2000          3,219       182    4,499     65,081     148,502           12,210     233,693
Comprehensive income:
  Net income                                                                   15,897                       15,897
  Change in unrealized gains
     on investment securities
     available-for-sale, net of
     taxes of $4,047                                                                             7,516       7,516
                                                                                                         ----------
Total comprehensive income                                                                                  23,413
                                                                                                         ----------
Reacquired preferred stock              (18)                                        3                          (15)
Reacquired voting common stock                              (8)                  (442)                        (450)
Common stock dividends                                                           (450)                        (450)
Preferred stock dividends                                                         (83)                         (83)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 2001         $    3,201   $   182  $ 4,491   $ 65,081  $  163,427   $       19,726   $ 256,108
                                 ===========  =======  ========  ========  ===========  ===============  ==========

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA  AND  SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                                          For  the
                                                                                      Six  Months  Ended
                                                                                          June  30,
                                                                                    ----------------------
                                                                                       2001        2000
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  15,897   $  13,473
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                           2,603       3,553
    Depreciation and amortization                                                       8,581       7,105
    Amortization (accretion) of investment securities                                     392      (1,022)
    Change in deferred taxes                                                              (60)        820
    Loss on sale of premises and equipment                                                  9           -
    Decrease/(Increase) in accrued interest receivable                                  1,439      (3,291)
    Increase in accrued interest payable                                                4,881       3,117
    Origination of mortgage loans held-for-resale                                    (139,315)    (49,841)
    Proceeds from sales of mortgage loans held-for-resale                             128,962      51,532
    Gain on sales of mortgage loans held-for-resale                                      (659)       (164)
    Gain on sale of investment securities                                              (2,651)          -
    Increase in other assets                                                             (891)     (1,039)
    (Decrease)/Increase in other liabilities                                           (4,644)      3,660
                                                                                    ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            14,544      27,903
                                                                                    ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (67,428)   (106,485)
    Calls, maturities and prepayments of investment securities, available-for-sale    220,204     155,451
    Purchases of investment securities, available-for-sale                           (289,337)   (273,040)
    Calls, maturities and prepayments of investment securities, held-to-maturity       11,202      11,601
    Purchases of investment securities, held-to-maturity                               (4,994)       (205)
    Proceeds from sales of premises and equipment                                         510           -
    Purchases of premises and equipment                                                (6,340)     (4,234)
    Increase in other real estate owned                                                  (430)         (3)
    Increase in intangible assets                                                      (1,402)       (498)
    Purchase of institutions, net of cash acquired                                          -      24,416
                                                                                    ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                          (138,015)   (192,997)
                                                                                    ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                          346,403      48,843
    (Decrease)/Increase in federal funds purchased and securities sold
      under agreements to repurchase                                                 (169,942)     95,603
    Cash dividends paid                                                                  (533)       (310)
    Cash paid to reacquire preferred stock                                                (15)        (38)
    Cash paid to reacquire common stock                                                  (450)     (1,589)
                                                                                    ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       175,463     142,509
                                                                                    ==========  ==========

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                   51,992     (22,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      253,125     189,297
                                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 305,117   $ 166,712
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

ACQUISITIONS

There  were  no  acquisitions  during  the  quarter  ending  June  30,  2001.

SUBSEQUENT  EVENTS  (DOLLARS  IN  THOUSANDS)

In July 2001, the Bank completed the acquisition of four branches from an unrelated financial institution with total deposits of $45,980.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS


FORWARD-LOOKING  STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as "expect," believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporations' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and six months ended June 30, 2001 totaled $7,492, or $7.97 per common share and $15,897, or $16.91 per common share, respectively. Net income for the quarter and six months ended June 30, 2000 totaled $7,113, or $7.54 per common share and $13,473, or $14.27 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended June 30, 2001 were a $3,371 or 12.91% increase in net interest income after provision for loan losses, and a $2,281 or 24.11% increase in noninterest income. Included in noninterest income is a nonrecurring gain of $269 related to the sale of a processing company's stock owned by Bancorporation. These favorable changes were partially offset by a $5,245 or 21.22% increase in noninterest expense.

The primary factors affecting the increase in net income for the six months ended June 30, 2001 were a $7,768 or 15.31% increase in net interest income after provision for loan losses, and a $5,744 or 32.11% increase in noninterest income. Included in noninterest income is a nonrecurring gain of $2,062 related to the sale of a processing company's stock owned by Bancorporation. These favorable changes were partially offset by a $10,176 or 21.18% increase in noninterest expense, and a $912 or 12.85% increase in income tax expense. Included in income tax expense is $691 related to the nonrecurring gain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarter ended June 30, 2001 and June 30, 2000 was 11.93% and 13.90%, respectively. The decrease was primarily the result of a decrease in return on assets from .98% to
 .88%  for the quarter ended June 30, 2000 and June 30, 2001, respectively.   The
decrease in return on assets was due to a 19 basis point decrease in net-interest margin to average assets. This was partially offset by an increase of 7 basis points in non-interest income to average assets.

Return on average stockholders' equity for the six months ended June 30, 2001 and June 30, 2000 was 13.04% and 13.24%, respectively. The decrease was due to a 19 basis point decrease in net-interest margin to average assets and a decrease of a 10 basis point increase in non-interest expense to average assets. This was partially offset by and increase of 15 basis points in non-interest income to average assets.

Net  interest  income  is  discussed  further  in  the  following  section.

Table  1  provides  summary information on selected average balances and ratios.

TABLE  1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)

                                                      AS OF AND FOR THE          AS OF AND FOR THE
                                                        QUARTER  ENDED           SIX  MONTHS ENDED
                                                           JUNE  30,                 JUNE  30,
                                                    ------------------------  ------------------------
AVERAGE BALANCES:                                      2001         2000         2001         2000
                                                    -----------  -----------  -----------  -----------
Total assets                                        $3,433,445   $2,932,161   $3,393,788   $2,873,687
Interest-earning assets                              3,147,910    2,687,618    3,102,958    2,630,316
Investment securities                                  789,494      714,417      770,845      678,052
Loans                                                2,128,392    1,961,470    2,103,382    1,913,650
Deposits                                             2,865,827    2,316,614    2,797,622    2,276,482
Noninterest-bearing deposits                           472,111      424,228      464,223      411,777
Interest-bearing deposits                            2,393,716    1,892,386    2,333,399    1,864,705
Interest-bearing liabilities                         2,676,517    2,276,842    2,651,489    2,233,996
Stockholders' equity                                   251,949      205,790      245,862      204,662


RATIOS:
Return on average assets                                   .88%         .98%         .94%         .94%
Return on average stockholders' equity                   11.93%       13.90%       13.04%       13.24%

Return on average common stockholders' equity            12.08%       14.12%       13.21%       13.45%
Net yield on average interest-earning assets (tax
  equivalent)                                             4.04%        4.25%        4.01%        4.21%
Average loans to average deposits                        74.27%       84.67%       75.18%       84.06%
Nonperforming assets to total loans                        .24%         .18%         .24%         .18%
Allowance for loan losses to total loans                  1.78%        1.78%        1.78%        1.78%

Allowance for loan losses to nonperforming assets          N/A          N/A        7.43x        9.94x
Average stockholders' equity to average total
  assets                                                  7.34%        7.02%        7.24%        7.12%
Total risk-based capital ratio                             N/A          N/A        12.31%       13.20%
Tier I risk-based capital ratio                            N/A          N/A        11.06%       11.92%
Tier I leverage ratio                                      N/A          N/A         7.13%        8.10%


NET  INTEREST  INCOME  (DOLLARS  IN  THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and six months ended June 30, 2001 and 2000.

TABLE  2:  COMPARATIVE  AVERAGE  BALANCE  SHEETS  AND  TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  (DOLLARS  IN  THOUSANDS)

                                           AS OF AND FOR THE QUARTER ENDED JUNE 30,
                                           ----------------------------------------

                                                                 INTEREST INC/EXP
                                                                 ----------------     YIELD/   CHANGE DUE TO (2)
                                             AVERAGE BALANCE           (1)             RATE    -----------------      NET
                                         ----------------------  ----------------  ----------   YIELD               INCREASE
                                            2001        2000      2001     2000    2001  2000   /RATE     VOLUME   (DECREASE)
                                         ----------  ----------  -------  -------  ----  ----  --------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                                $2,128,392  $1,961,470  $45,481  $42,172  8.57  8.65  $  (267)  $ 3,576   $    3,309
Investment securities:
  Taxable                                   770,317     687,028   10,458    9,636  5.45  5.64     (313)    1,135          822
  Non-taxable                                19,177      27,389      391      561  8.16  8.19       (2)     (168)        (170)
Federal funds sold                          230,024      11,731    2,547      177  4.44  6.07      (53)    2,423        2,370
                                         ----------  ----------  -------  -------              --------  --------  -----------

Total interest-earning assets             3,147,910   2,687,618   58,877   52,546  7.50  7.86     (635)    6,966        6,331
                                         ----------  ----------  -------  -------              --------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                     129,025     114,363
Premises and equipment                       95,601      86,510
Other, less allowance for loan losses
                                             60,909      43,670
                                         ----------  ----------


Total noninterest-earning assets            285,535     244,543
                                         ----------  ----------

TOTAL ASSETS                             $3,433,445  $2,932,161
                                         ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                                 $2,393,716  $1,892,386  $24,020  $18,268  4.02  3.88  $   714   $ 5,038   $    5,752
Federal funds purchased and
 securities sold under
 agreements to repurchase                   231,838     333,493    2,067    4,784  3.58  5.77   (1,807)     (910)      (2,717)
Long-term debt                               50,963      50,963    1,050    1,074  8.24  8.43      (24)       --          (24)
                                         ----------  ----------  -------  -------              --------  --------  -----------

Total interest-bearing     liabilities
                                          2,676,517   2,276,842   27,137   24,126  4.07  4.26   (1,117)    4,128        3,011
                                         ----------  ----------  -------  -------              --------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                             472,111     424,228
Other liabilities                            32,868      25,301
                                         ----------  ----------

Total noninterest-bearing liabilities
                                            504,979     449,529
                                         ----------  ----------


TOTAL LIABILITIES                         3,181,496   2,726,371
                                         ----------  ----------

Stockholders' equity                        251,949     205,790
                                         ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $3,433,445  $2,932,161
                                         ==========  ==========

Net interest spread                                                                3.43  3.60
                                                                                   ====  ====
Net interest margin:                                             $31,740  $28,420              $   482   $ 2,838   $    3,320
                                                                 =======  =======              ========  ========  ===========
  to average assets                                                                3.71  3.90
                                                                                   ====  ====
  to average interest-earning
    assets                                                                         4.04  4.25
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

TABLE  3:  COMPARATIVE  AVERAGE  BALANCE  SHEETS  AND  TAXABLE  EQUIVALENT  RATE/VOLUME  VARIANCE  (DOLLARS  IN THOUSANDS)

                                        AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------------

                                                                                 YIELD/    CHANGE DUE TO (2)
                                       AVERAGE BALANCE    INTEREST INC/EXP(1)     RATE     ------------------      NET
                                   ----------------------  ------------------  ----------   YIELD               INCREASE
                                      2001        2000       2001      2000    2001  2000   /RATE     VOLUME   (DECREASE)
                                   ----------  ----------  --------  --------  ----  ----  --------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                          $2,103,382  $1,913,650  $ 90,469  $ 81,234  8.67  8.54  $ 1,010   $ 8,225   $    9,235
Investment securities:
  Taxable                             750,653     649,790    20,747    17,865  5.57  5.53       73     2,809        2,882
  Non-taxable                          20,192      28,262       826     1,162  8.18  8.22       (6)     (330)        (336)
Federal funds sold                    228,731      38,614     5,641     1,087  4.97  5.66     (170)    4,724        4,554
                                   ----------  ----------  --------  --------              --------  --------  -----------

Total interest-earning assets       3,102,958   2,630,316   117,683   101,348  7.65  7.75      907    15,428       16,335
                                   ----------  ----------  --------  --------              --------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks               131,800     115,593
Premises and equipment                 94,927      85,822
Other, less allowance for loan
  losses                               64,103      41,956
                                   ----------  ----------


Total noninterest-earning assets      290,830     243,371
                                   ----------  ----------

TOTAL ASSETS                       $3,393,788  $2,873,687
                                   ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                           $2,333,399  $1,864,705  $ 48,141  $ 35,282  4.16  3.80  $ 3,110   $ 9,749   $   12,859
Federal funds purchased and
 securities sold under
 agreements to repurchase             267,127     318,328     5,800     8,911  4.38  5.63   (1,990)   (1,121)      (3,111)
Long-term debt                         50,963      50,963     2,099     2,124  8.24  8.24      (25)       --          (25)
                                   ----------  ----------  --------  --------              --------  --------  -----------

Total interest-bearing
  liabilities                       2,651,489   2,233,996    56,040    46,317  4.26  4.17    1,095     8,628        9,723
                                   ----------  ----------  --------  --------              --------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                       464,223     411,777
Other liabilities                      32,214      23,252
                                   ----------  ----------

Total noninterest-bearing
  liabilities                         496,437     435,029
                                   ----------  ----------


Total Liabilities                   3,147,926   2,669,025
                                   ----------  ----------

Stockholders' equity                  245,862     204,662

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $3,393,788  $2,873,687
                                   ==========  ==========

Interest rate spread                                                           3.39  3.58
                                                                               ====  ====
Net interest margin:                                       $ 61,643  $ 55,031                ($188)  $ 6,800   $    6,612
                                                           ========  ========              ========  ========  ===========
  to average assets                                                            3.67  3.85
                                                                               ====  ====
  To average interest-earning
    assets                                                                     4.01  4.21
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Net interest income on a tax equivalent basis increased $3,320 or 11.68% for the quarter ended June 30, 2001, over the comparable period in 2000. Net interest margin to average assets decreased from 3.90% for the quarter ended June 30, 2000 to 3.71% for the quarter ended June 30, 2001. This is attributable to a 21 basis point decrease in the net interest margin to average interest-earning assets (4.04% compared to 4.25% for the same comparable periods). The mix of interest-earning assets to average total assets remained relatively stable.

Net interest margin to average interest-earning assets decreased from 4.25% for the quarter ended June 30, 2000 to 4.04% for the quarter ended June 30, 2001. This was attributable to a decline in the net interest spread from 3.60% for the quarter ended June 30, 2000 to 3.43% for the quarter ended June 30, 2001. The decline in the net interest spread was due to the decrease in interest earned on interest-earning assets exceeding the decrease in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 7.86% at June 30, 2000 to 7.50% at June 30, 2001, or 36 basis points, while the cost of interest-bearing liabilities decreased from 4.26% to 4.07%, or 19 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans and taxable investment securities. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase.

CURRENT  YEAR-TO-DATE  PERIOD  COMPARED  TO  PRIOR  YEAR-TO-DATE  PERIOD
------------------------------------------------------------------------
Net interest income on a tax equivalent basis increased $6,612 or 12.02% for the six months ended June 30, 2001, over the comparable period in 2000. Net interest margin to average assets decreased from 3.85% for the six months ended June 30, 2000 to 3.67% for the six months ended June 30, 2001. This is attributable to a 20 basis point decrease in the net interest margin to average interest-earning assets (4.01% compared to 4.21% for the same comparable periods).

Net interest margin to average interest-earning assets decreased from 4.21% for the six months ended June 30, 2000 to 4.01% for the six months ended June 30, 2001. This was attributable to a decline in the net interest spread from 3.58% for the six months ended June 30, 2000 to 3.39% for the six months ended June 30, 2001. The decline in the net interest spread was due to the decrease in interest earned on interest-earning assets and an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 7.75% at June 30, 2000 to 7.65% at June 30, 2001, or 10 basis points, while the cost of interest-bearing liabilities increased from 4.17% to 4.26%, or 9 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on non-taxable investment securities and federal funds sold. The increase in the cost of interest-bearing liabilities was due to an increase in the rates paid on deposits (primarily CDs).

NONINTEREST  INCOME  AND  EXPENSE  (DOLLARS  IN  THOUSANDS)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Noninterest income increased by $2,281 or 24.11% for the quarter ended June 30, 2001, over the comparable period in 2000 due to increases in service charges on deposits, bankcard fees, and gain on sale of securities. Service charges on deposits increased by $875 or 15.89% over the comparable period primarily due to overall deposit growth. Bankcard fees increased by $199 or 16.81%. Gain on sale of securities increased by $858 over the comparable period.

Noninterest expense increased by $5,245 or 21.22% for the quarter ended June 30, 2001 over the comparable period in 2000 due to increases in salaries and employee benefits expense, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits expense increased $2,135 or 18.41% over the comparable period primarily due to an increase in the number of employees, the addition of seven new branches in December 2000, and merit increases. Amortization of intangibles increased by $869 or 48.57% over the comparable period due to the goodwill related to the acquisition of seven new branches in December 2000. Data processing expense increased $471 or 23.33% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $124 or 9.77% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets declined from a negative 2.09% for the quarter ended June 30, 2000 to a negative 2.13% for the quarter ended June 30, 2001. This was due to an 11 basis point increase in non-interest expense to average assets offset by a 7 basis point increase in non-interest income to average assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NONINTEREST  INCOME  AND  EXPENSE  (CONTINUED)

CURRENT  YEAR-TO-DATE  PERIOD  COMPARED  TO  PRIOR  YEAR-TO-DATE  PERIOD
------------------------------------------------------------------------
Noninterest income increased by $5,744 or 32.11% for the six months ended June 30, 2001, over the comparable period in 2000 due to increases in service charges on deposits, bankcard fees and gain on sale of securities. Service charges on deposits increased by $1,692 or 15.98% over the comparable period primarily due to overall deposit growth. Bankcard fees increased by $432 or 19.74%. Gain on sale of securities increased by $2,651 over the comparable period.

Noninterest expense increased by $10,176 or 21.18% for the six months ended June 30, 2001 over the comparable period in 2000 due to increases in salaries and employee benefits expense, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits expense increased $4,082 or 17.84% over the comparable period primarily due to an increase in the number of employees, the addition of seven new branches in December 2000, and merit increases. Amortization of intangibles increased by $2,144 or 67.70% over the comparable period due to the goodwill related to the acquisition of seven new branches in December 2000. Data processing expense increased $694 or 17.83% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $360 or 15.45% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.11% for the six months ended June 30, 2000 to a negative 2.06% for the six months ended June 30, 2001. This was due to a 15 basis point increase in non-interest income to average assets and a 10 basis point increase in non-interest expense to average assets.

INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $28 or .74% for the quarter ended June 30, 2001 over the comparable period in 2000 due to the increase in net income. Total income tax expense increased by $912 or 12.85% for the six months ended June 30, 2001 over the comparable period in 2000 due to the increase in net income. The effective tax rate was 33.5% and 34.5% at June 30, 2001 and June 30, 2000, respectively.

                               FINANCIAL CONDITION


INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of June 30, 2001, the investment portfolio totaled $817,266, compared to $668,525 at June 30, 2000. The investment portfolio increased as funds were shifted from federal funds sold to the bond portfolio. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risk. The investment portfolio consisted of 93.16% and 92.63% U.S. government and government agency securities as of June 30, 2001 and June 30, 2000, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (DOLLARS  IN  THOUSANDS)

As of June 30, 2001, loans totaled $2,159,166, compared to $1,991,812 at June 30, 2000, an increase of $167,354, or 8.40%, which is the primary result of normal loan growth. Between June 30, 2000 and June 30, 2001, approximately $32,000 of loans were acquired from other financial institutions. The composition of the loan portfolio has not shifted significantly since June 30, 2000. Loan growth was funded through core deposits and short-term borrowed funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (CONTINUED)

It is the policy of Bancorporation to maintain an allowance for loan losses to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the six months ended June 30, 2001 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of June 30, 2001 and 2000 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                 AS OF AND FOR THE   AS OF AND FOR THE
                                  QUARTER  ENDED     SIX MONTHS ENDED
                                     JUNE  30,           JUNE  30,
                                ------------------  ------------------
ALLOWANCE FOR LOAN LOSSES:        2001      2000      2001      2000
                                --------  --------  --------  --------
Balance at beginning of period  $37,197   $34,265   $37,001   $32,972
Provision for loan losses         1,979     1,994     2,603     3,553
                                --------  --------  --------  --------
Charge-offs                      (1,094)   (1,140)   (1,861)   (1,840)
Recoveries                          377       318       716       752
                                --------  --------  --------  --------
Net charge-offs                    (717)     (822)   (1,145)   (1,088)
                                --------  --------  --------  --------
Balance at end of period        $38,459   $35,437   $38,459   $35,437
                                --------  --------  --------  --------

Nonperforming assets            $ 5,177   $ 3,566   $ 5,177   $ 3,566

Annualized net charge-offs to:
Average loans                       .14%      .17%      .11%      .11%
Loans at end of period              .13%      .17%      .11%      .11%
Allowance for loan losses          7.48%     9.33%     6.00%     6.17%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $563,450 or 24.10% from June 30, 2000 to June 30, 2001. Between June 30, 2000 and June 30, 2001, approximately $189,123 of deposits were acquired from other financial institutions. Additionally, $213,132 of securities sold under agreements to repurchase were reclassified to deposits in February, 2001. Average deposits were $2,797,622 and $2,276,482 at June 30, 2001 and June 30, 2000, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings decreased $127,230 or 38.97% from June 30, 2000 to June 30, 2001, primarily due to the reclassification discussed in the previous paragraph. Average short-term borrowings were $267,127 and $318,328 at June 30, 2001 and June 30, 2000,
respectively.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at June 30, 2001 and 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

CAPITAL RESOURCES (CONTINUED)

CAPITAL  RATIOS                                                     June 30,
                                                               -----------------
                                                                2001       2000
                                                                ----       ----
Tier I leverage ratio                                           7.13%      8.10%
Total risk-based capital ratio                                 12.31%     13.20%
    Tier I                                                     11.06%     11.92%
    Tier II                                                     1.25%      1.28%


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

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

The annual meeting of shareholders of Registrant was held on April 25, 2001. At the meeting, Shareholders voted to fix the number of Directors at 19 for 2001 with 891,212 shares voted for, 3,222 shares voted against, and 2,623 shares abstained, and the 19 Nominees named in Registrant's Proxy Statement, dated March 26, 2001, were elected as Directors for a term of 1 year.

Nominees             For    Withheld  Against  Abstained
-----------------  -------  --------  -------  ---------

C.H. Ames          893,023     1,378        -          -
J.B. Apple         891,728     1,378        -          -
R.W. Blackmon      892,085     1,378        -          -
P.M. Bristow       891,728     1,378        -          -
G.H. Broadrick     892,968     1,378        -          -
W.C. Cottingham    893,023     1,378        -          -
D.E. Dukes         893,023     1,378        -          -
W.E. Hancock, III  893,023     1,378        -          -
R.B. Haynes        893,023     1,378        -          -
W.E. Haynes        893,023     1,378        -          -
L.M. Henderson     893,023     1,378        -          -
F.B. Holding       891,728     1,378        -          -
D.H. Jordan        893,023     1,378        -          -
C.S. McLaurin      891,728     1,378        -          -
E.H. Miller, Sr.   891,728     1,378        -          -
W. Morrisette      893,023     1,378        -          -
E.P. Palmer        893,023     1,378        -          -
W.E. Sellars       893,023     1,378        -          -
H.F. Sherrill      893,023     1,378        -          -

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

      11  Statement  re  computation  of  per  share  earnings (filed herewith).

          *Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

     (b)  No  reports  on  Form 8-K were filed during the quarter ended June 30,
          2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST  CITIZENS  BANCORPORATION
                                              OF  SOUTH  CAROLINA,  INC.
                                              (Registrant)


Dated:  August 14, 2001                       By:  /S/  Craig  L.  Nix
      --------------------                       -------------------------------
                                                  Craig  L.  Nix
                                                  (Chief  Financial  Officer)