Form 10-Q
period 2001-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2001-11-13
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2001          Commission File Number 0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         SOUTH CAROLINA                                   57-0738665
 -------------------------------                 -----------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

         1230 MAIN STREET
      COLUMBIA, SOUTH CAROLINA                                   29201
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (803) 733-2659
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at October 31, 2001
              -----                              -------------------------------

     VOTING COMMON  STOCK,  $5.00  PAR  VALUE            894,911  SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE             36,409  SHARES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                   SEPTEMBER 30,    December 31,    September 30,
                                                                       2001             2000            2000
                                                                  ---------------  --------------  ---------------
ASSETS
Cash and due from banks                                           $      133,670   $     156,425   $      118,043
Federal funds sold                                                        97,600          96,700                -
                                                                  ---------------  --------------  ---------------
Total cash and cash equivalents                                          231,270         253,125          118,043
                                                                  ---------------  --------------  ---------------
Investment securities:
  Held-to-maturity, at amortized cost                                     25,710          33,519           35,292
  Available-for-sale, at fair value                                      852,678         707,000          668,225
                                                                  ---------------  --------------  ---------------
Total investment securities                                              878,388         740,519          703,517
                                                                  ---------------  --------------  ---------------

Gross loans                                                            2,223,081       2,081,871        2,005,306
  Less: Allowance for loan losses                                        (39,629)        (37,001)         (35,536)
                                                                  ---------------  --------------  ---------------
Net loans                                                              2,183,452       2,044,870        1,969,770
                                                                  ---------------  --------------  ---------------
Premises and equipment                                                    98,132          93,278           87,078
Interest receivable                                                       23,901          24,113           20,953
Intangible assets                                                         49,892          52,218           23,388
Other assets                                                              29,315          32,387           32,253
                                                                  ---------------  --------------  ---------------
     TOTAL ASSETS                                                 $    3,494,350   $   3,240,510   $    2,955,002
                                                                  ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                          $      492,639   $     467,155   $      423,371
  Time and savings                                                     2,439,272       2,088,074        1,885,855
                                                                  ---------------  --------------  ---------------
Total deposits                                                         2,931,911       2,555,229        2,309,226
Securities sold under agreements to repurchase and federal
   funds purchased                                                       220,235         369,218          345,648
Long-term debt                                                            50,963          50,963           50,963
Other liabilities                                                         25,780          31,407           26,950
                                                                  ---------------  --------------  ---------------
     TOTAL LIABILITIES                                                 3,228,889       3,006,817        2,732,787
                                                                  ---------------  --------------  ---------------

     Commitments and contingencies                                            --              --               --

STOCKHOLDERS' EQUITY:
  Preferred stock                                                          3,201           3,219            3,231
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 2001,
    December 31, 2000 and September 30, 2000 - 36,409                        182             182              182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 2001 - 895,654;
   December 31, 2000 - 899,879; and September 30, 2000 - 899,846           4,478           4,499            4,499
  Surplus                                                                 65,081          65,081           65,081
  Undivided profits                                                      170,968         148,502          142,149
  Accumulated other comprehensive income, net of taxes                    21,551          12,210            7,073
                                                                  ---------------  --------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY                                          265,461         233,693          222,215
                                                                  ---------------  --------------  ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    3,494,350   $   3,240,510   $    2,955,002
                                                                  ===============  ==============  ===============

              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
----------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)

                                                        FOR THE            FOR THE
                                                     QUARTER ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                  ------------------  ------------------
                                                    2001      2000      2001      2000
                                                  --------  --------  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 45,582  $ 43,268  $135,681  $124,157
  Interest on investment securites:
    Taxable                                         10,915     9,339    31,770    27,204
    Non-taxable                                        237       343       774     1,098
  Federal funds sold                                 1,422       676     7,065     1,763
                                                  --------  --------  --------  --------
Total interest income                               58,156    53,626   175,290   154,222
                                                  --------  --------  --------  --------

INTEREST EXPENSE:
  Deposits                                          22,133    19,270    70,274    54,552
  Securities sold under agreements to repurchase
    and federal funds purchased                      1,705     5,029     7,507    13,940
  Long-term debt                                     1,050     1,025     3,149     3,149
                                                  --------  --------  --------  --------
Total interest expense                              24,888    25,324    80,930    71,641
                                                  --------  --------  --------  --------

Net interest income                                 33,268    28,302    94,360    82,581
Provision for loan losses                            2,583     1,477     5,186     5,030
                                                  --------  --------  --------  --------
Net interest income after
  provision for loan losses                         30,685    26,825    89,174    77,551
                                                  --------  --------  --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts                6,674     5,496    18,950    16,080
  Commissions and fees from fiduciary activities       702       613     1,975     1,873
  Fees for other customer services                     614       581     1,918     1,842
  Mortgage servicing fees                              582       554     1,708     1,662
  Bankcard fees                                      1,496     1,291     4,117     3,484
  Insurance premiums earned                            629       577     1,544     1,585
  Gain on sale of investment securities                886         6     3,537        32
  Other                                                845     1,046     2,310     1,494
                                                  --------  --------  --------  --------
Total noninterest income                            12,428    10,164    36,059    28,052
                                                  --------  --------  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    13,635    11,611    40,604    34,497
  Net occupancy expense                              2,052     1,621     5,677     4,909
  Furniture and equipment expense                    1,511     1,655     4,419     4,793
  Amortization of intangibles                        2,587     1,774     7,898     4,941
  Bankcard processing expense                        1,427     1,269     4,116     3,599
  Data processing expense                            2,516     2,072     7,101     5,964
  Professional services                                398       538     1,542     1,497
  Other                                              6,660     5,034    17,644    13,418
                                                  --------  --------  --------  --------
Total noninterest expense                           30,786    25,574    89,001    73,618
                                                  --------  --------  --------  --------

Income before income tax expense                    12,327    11,415    36,232    31,985
Income tax expense                                   3,791     3,936    11,799    11,033
                                                  --------  --------  --------  --------
NET INCOME                                        $  8,536  $  7,479  $ 24,433  $ 20,952
                                                  ========  ========  ========  ========

NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $   9.10  $   7.94  $  25.99  $  22.22
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               933,871   936,238   934,828   937,341

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS IN THOUSANDS)


                                               NON-                                       ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 1999     $    3,282   $   182  $ 4,531   $ 65,081  $  123,328   $         3,669  $ 200,073
Comprehensive income:
  Net income                                                                   20,952                       20,952
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $1,834                                                                              3,404      3,404
                                                                                                         ----------
Total comprehensive income                                                                                  24,356
                                                                                                         ----------
Reacquired preferred stock              (51)                                        7                          (44)
Reacquired voting common stock                             (32)                (1,561)                      (1,593)
Common stock dividends                                                           (450)                        (450)
Preferred stock dividends                                                        (127)                        (127)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2000         3,231       182    4,499     65,081     142,149             7,073    222,215
Comprehensive income:
  Net income                                                                    6,637                        6,637
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $2,766                                                                              5,137      5,137
                                                                                                         ----------
Total comprehensive income                                                                                  11,774
                                                                                                         ----------
Reacquired preferred stock              (12)                                      (17)                         (29)
Reacquired voting common stock                                                      -                            -
Preferred stock dividends                                                         (42)                         (42)
Common stock dividends                                                           (225)                        (225)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2000          3,219       182    4,499     65,081     148,502            12,210    233,693
Comprehensive income:
  Net income                                                                   24,433                       24,433
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $5,029                                                                              9,341      9,341
                                                                                                         ----------
Total comprehensive income                                                                                  33,774
                                                                                                         ----------
Reacquired preferred stock              (18)                                        1                          (17)
Reacquired voting common stock                             (21)                (1,170)                      (1,191)
Common stock dividends                                                           (674)                        (674)
Preferred stock dividends                                                        (124)                        (124)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2001    $    3,201   $   182  $ 4,478   $ 65,081  $  170,968   $        21,551  $ 265,461
                                 ===========  =======  ========  ========  ===========  ===============  ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FIANANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                          For the
                                                                                     Nine  Months Ended
                                                                                        September 30,
                                                                                    ----------------------
                                                                                       2001        2000
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  24,433   $  20,952
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                           5,186       5,030
    Depreciation and amortization                                                      12,939      10,789
    Amortization (accretion) of investment securities                                     455      (1,357)
    Change in deferred taxes                                                              (60)     (3,251)
    Gain on sale of premises and equipment                                                (84)          -
    Decrease/(Increase) in accrued interest receivable                                    212      (5,818)
    (Decrease)/Increase in accrued interest payable                                      (289)      2,621
    Origination of mortgage loans held-for-resale                                    (207,097)    (83,042)
    Proceeds from sales of mortgage loans held-for-resale                             185,096      81,300
    Gain on sales of mortgage loans held-for-resale                                      (924)       (776)
    Gain on sales of investment securities                                             (3,537)          -
    (Increase)/Decrease in other assets                                                (1,326)      3,145
    (Decrease)/Increase in other liabilities                                           (5,338)      1,707
                                                                                    ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                             9,666      31,300
                                                                                    ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (120,843)   (116,442)
    Calls, maturities and prepayments of investment securities, available-for-sale    356,658     202,333
    Purchases of investment securities, available-for-sale                           (484,428)   (342,995)
    Calls, maturities and prepayments of investment securities, held-to-maturity       12,348       6,967
    Purchases of investment securities, held-to-maturity                               (4,994)       (205)
    Proceeds from sales of premises and equipment                                         693         120
    Purchases of premises and equipment                                               (10,504)     (7,120)
    Increase in other real estate owned                                                  (572)        (11)
    Increase in intangible assets                                                      (5,572)     (1,058)
    Purchase of institutions, net of cash acquired                                     45,980      26,461
                                                                                    ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                          (211,234)   (231,950)
                                                                                    ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                          330,702      16,865
    (Decrease)/Increase in federal funds purchased and securities sold
      under agreements to repurchase                                                 (148,983)    114,745
    Cash dividends paid                                                                  (798)       (577)
    Cash paid to reacquire preferred stock                                                (17)        (44)
    Cash paid to reacquire common stock                                                (1,191)     (1,593)
                                                                                    ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       179,713     129,396
                                                                                    ==========  ==========

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (21,855)    (71,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      253,125     189,297
                                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 231,270   $ 118,043
                                                                                    ==========  ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FIANANCIAL STATEMENTS.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Bancorporation is required to adopt FAS 142 effective January 1, 2002. Bancorporation does not expect 142 to have a material effect on its' financial statements.

ACQUISITIONS

In July 2001, the Bank completed the acquisition of four branches from an unrelated financial institution with total deposits of approximately $45,980.

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

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and nine months ended September 30, 2001 totaled $8,536, or $9.10 per common share and $24,433, or $25.99 per common share, respectively. Net income for the quarter and nine months ended September 30, 2000 totaled $7,479, or $7.94 per common share and $20,952, or $22.22 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended September 30, 2001 were a $3,860 or 14.39% increase in net interest income after provision for loan losses, and a $2,264 or 22.27% increase in noninterest income. These favorable changes were partially offset by a $5,212 or 20.38% increase in noninterest expense.

The primary factors affecting the increase in net income for the nine months ended September 30, 2001 were a $11,623 or 14.99% increase in net interest income after provision for loan losses, and a $8,007 or 28.54% increase in noninterest income. Included in noninterest income is a nonrecurring gain of $2,062 related to the sale of a processing company's stock owned by Bancorporation. These favorable changes were partially offset by a $15,383 or 20.90% increase in noninterest expense, and a $766 or 6.94% increase in income tax expense. Included in income tax expense is $691 related to the nonrecurring gain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarter ended September 30, 2001 and September 30, 2000 was 12.98% and 13.79%, respectively. The decrease was primarily the result of a decrease in return on assets from 1.01% to .97% for the quarter ended September 30, 2000 and September 30, 2001, respectively. The decrease in return on assets was due to a 14 basis point decrease in the net interest margin after provision for loan losses to average assets, partially offset by a 10 basis point decline in income taxes to average assets.

Return on average stockholders' equity for the nine months ended September 30, 2001 and September 30, 2000 was 13.02% and 13.43%, respectively. The decrease was primarily the result of a decrease in return on assets from .97% to .95% for the nine months ended September 30, 2000 and September 30, 2001, respectively. The decrease in return on assets was due to a 10 basis points decrease in net interest margin to average assets after provision for loan losses, partially offset by a 4 basis points improvement in the non-interest margin to average assets and a 4 basis points decrease in income taxes to average assets.

Net  interest  income  is  discussed  further  in  the  following  section.

Table  1  provides  summary information on selected average balances and ratios.

TABLE 1: SELECTED SUMMARY INFORMATION (DOLLARS IN THOUSANDS)

                                                       AS OF AND FOR THE        AS OF AND FOR THE
                                                         QUARTER ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER  30,            SEPTEMBER  30,
                                                    ------------------------  ------------------------
AVERAGE BALANCES:                                      2001         2000         2001         2000
                                                    -----------  -----------  -----------  -----------
Total assets                                        $3,495,962   $2,945,523   $3,428,205   $2,897,810
Interest-earning assets                              3,199,731    2,703,103    3,135,556    2,654,755
Investment securities                                  852,820      674,777      798,470      676,952
Loans                                                2,190,061    1,987,378    2,132,593    1,938,405
Deposits                                             2,932,046    2,318,277    2,842,923    2,290,516
Noninterest-bearing deposits                           487,866      425,725      472,191      416,461
Interest-bearing deposits                            2,444,180    1,892,552    2,370,732    1,874,055
Interest-bearing liabilities                         2,714,707    2,277,695    2,672,778    2,248,669
Stockholders' equity                                   260,880      215,813      250,923      208,406

RATIOS:
Return on average assets                                   .97%        1.01%         .95%         .97%
Return on average stockholders' equity                   12.98%       13.79%       13.02%       13.43%

Return on average common stockholders' equity            13.14%       14.00%       13.19%       13.64%
Net yield on average interest-earning assets (tax
    equivalent)                                           4.16%        4.22%        4.06%        4.21%
Average loans to average deposits                        74.69%       85.73%       75.01%       84.63%
Nonperforming assets to total loans                        .25%         .24%         .25%         .25%
Allowance for loan losses to total loans                  1.78%        1.78%        1.78%        1.78%

Allowance for loan losses to nonperforming assets           N/A          N/A       7.29x        7.30x
Average stockholders' equity to average total
    assets                                                7.46%        7.33%        7.32%        7.19%
Total risk-based capital ratio                              N/A          N/A       12.73%       13.80%
Tier I risk-based capital ratio                             N/A          N/A       11.48%       12.21%
Tier I leverage ratio                                       N/A          N/A        7.50%        8.36%

NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and nine months ended September 30, 2001 and 2000.

TABLE 2: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                          AS OF AND  FOR THE QUARTERS ENDED SEPTEMBER 30,
                                          -----------------------------------------------

                                                                     INTEREST INC/EXP    YIELD/    CHANGE DUE TO (2)
                                                 AVERAGE BALANCE            (1)           RATE     ------------------     NET
                                             ----------------------  ----------------  ----------   YIELD               INCREASE
                                                2001        2000      2001     2000    2001  2000   /RATE     VOLUME   (DECREASE)
                                             ----------  ----------  -------  -------  ----  ----  --------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                                    $2,190,061  $1,987,378  $45,761  $43,438  8.29  8.70  $(1,878)  $ 4,201   $    2,323
Investment securities:
  Taxable                                       834,636     649,636   10,866    9,336  5.17  5.72     (861)    2,391        1,530
  Non-taxable                                    18,184      25,141      365      528  8.03  8.40      (23)     (140)        (163)
Federal funds sold                              156,850      40,948    1,422      676  3.60  6.57     (297)    1,043          746
                                             ----------  ----------  -------  -------              --------  --------  -----------

Total interest-earning assets                 3,199,731   2,703,103   58,414   53,978  7.24  7.94   (3,059)    7,495        4,436
                                             ----------  ----------  -------  -------              --------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                         137,274     113,320
Premises and equipment                           97,676      86,806

Other, less allowance for loan losses            61,281      42,294
                                             ----------  ----------


Total noninterest-earning assets                296,231     242,420
                                             ----------  ----------

TOTAL ASSETS                                 $3,495,962  $2,945,523
                                             ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                                     $2,444,180  $1,892,552  $22,133  $19,270  3.59  4.05  $(2,088)  $ 4,951   $    2,863
Federal funds purchased and
 securities sold under
 agreements to repurchase                       219,564     334,180    1,705    5,029  3.08  5.99   (2,441)     (883)      (3,324)
Long-term debt                                   50,963      50,963    1,050    1,025  8.24  8.24       --        --           --
                                             ----------  ----------  -------  -------              --------  --------  -----------


Total interest-bearing  liabilities           2,714,707   2,277,695   24,888   25,324  3.64  4.42   (4,529)    4,068         (461)
                                             ----------  ----------  -------  -------              --------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                                 487,866     425,725
Other liabilities                                32,509      26,290
                                             ----------  ----------

Total noninterest-bearing liabilities           520,375     452,015
                                             ----------  ----------

TOTAL LIABILITIES                             3,235,082   2,729,710
                                             ----------  ----------

Stockholders' equity                            260,880     215,813
                                             ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,495,962  $2,945,523
                                             ==========  ==========

Net interest spread                                                                    3.60  3.52
                                                                                       ====  ====
Net interest margin:                                                 $33,526  $28,654              $ 1,470   $ 3,427   $    4,897
                                                                     =======  =======              ========  ========  ===========
  to average assets                                                                    3.80  3.87
                                                                                       ====  ====
  to average interest-earning
    assets                                                                             4.16  4.22
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

TABLE 3: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------

                                                                INTEREST INC/EXP       YIELD/   CHANGE DUE TO (2)
                                            AVERAGE BALANCE            (1)             RATE     -----------------       NET
                                        ----------------------  ------------------  ----------   YIELD               INCREASE
                                           2001        2000       2001      2000    2001  2000   /RATE     VOLUME   (DECREASE)
                                        ----------  ----------  --------  --------  ----  ----  --------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                               $2,132,593  $1,938,405  $136,230  $124,671  8.54  8.59  $  (879)  $12,438   $   11,559
Investment securities:
  Taxable                                  778,955     649,738    31,770    27,204  5.45  5.59     (716)    5,282        4,566
  Non-taxable                               19,515      27,214     1,191     1,689  8.14  8.28      (28)     (470)        (498)
Federal funds sold                         204,493      39,398     7,065     1,763  4.62  5.98     (419)    5,721        5,302
                                        ----------  ----------  --------  --------              --------  --------  -----------

Total interest-earning assets            3,135,556   2,654,755   176,256   155,327  7.52  7.82   (2,042)   22,971       20,929
                                        ----------  ----------  --------  --------              --------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                    133,645     114,830
Premises and equipment                      95,853      86,153
Other, less allowance for loan
  losses                                    63,151      42,072
                                        ----------  ----------

Total noninterest-earning assets           292,649     243,055
                                        ----------  ----------

TOTAL ASSETS                            $3,428,205  $2,897,810
                                        ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                                $2,370,732  $1,874,055  $ 70,274  $ 54,552  3.96  3.89  $   971   $14,751   $   15,722
Federal funds purchased and
 securities sold under
 agreements to repurchase                  251,083     323,651     7,507    13,940  4.00  5.75   (4,256)   (2,177)      (6,433)
Long-term debt                              50,963      50,963     3,149     3,149  8.24  8.24        -         -            -
                                        ----------  ----------  --------  --------              --------  --------  -----------

Total interest-bearing
 liabilities                             2,672,778   2,248,669    80,930    71,641  4.05  4.26   (3,285)   12,574        9,289
                                        ----------  ----------  --------  --------              --------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                            472,191     416,461
Other liabilities                           32,313      24,274
                                        ----------  ----------

Total noninterest-bearing
  liabilities                              504,504     440,735
                                        ----------  ----------

Total Liabilities                        3,177,282   2,689,404
                                        ----------  ----------

Stockholders' equity                       250,923     208,406

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $3,428,205  $2,897,810
                                        ==========  ==========

Interest rate spread                                                                3.47  3.56
                                                                                    ====  ====
Net interest margin:                                            $ 95,326  $ 83,686              $ 1,243   $10,397   $   11,640
                                                                ========  ========              ========  ========  ===========
to average assets                                                                   3.72  3.86
                                                                                    ====  ====
To average interest-earning
assets                                                                              4.06  4.21
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Net interest income on a tax equivalent basis increased $4,872 or 17.00% for the quarter ended September 30, 2001, over the comparable period in 2000. Net interest margin to average assets decreased from 3.87% for the quarter ended September 30, 2000 to 3.80% for the quarter ended September 30, 2001. This is attributable to a 6 basis point decrease in the net interest margin to average interest-earning assets (4.16% compared to 4.22% for the same comparable periods). The mix of interest-earning assets to average total assets remained relatively stable.

Net interest margin to average interest-earning assets decreased from 4.22% for the quarter ended September 30, 2000 to 4.16% for the quarter ended September 30, 2001. This was attributable to a decline in the net interest position from 15.74% for the quarter ended September 30, 2000 to 15.16% for the quarter ended September 30, 2001 (the gain from the net interest-position declined from 70 basis points to 55 basis points for the comparable quarters), partially offset by improvement in the net interest spread from 3.52% at September 30, 2000 to 3.60% at September 30, 2001. The increase in the net interest spread was due to the decrease in the cost of interest bearing liabilities exceeding the decrease in the interest earned on interest-earning assets. The yield on interest-earning assets decreased from 7.94% at September 30, 2000 to 7.24% at September 30, 2001, or 70 basis points, while the cost of interest-bearing liabilities decreased from 4.42% to 3.64%, or 78 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, taxable investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase.

CURRENT YEAR-TO-DATE PERIOD COMPARED TO PRIOR YEAR-TO-DATE PERIOD
-----------------------------------------------------------------
Net interest income on a tax equivalent basis increased $11,640 or 13.91% for the nine months ended September 30, 2001, over the comparable period in 2000. Net interest margin to average assets decreased from 3.86% for the nine months ended September 30, 2000 to 3.72% for the nine months ended September 30, 2001. This is attributable to a 15 basis point decrease in the net interest margin to average interest-earning assets (4.06% compared to 4.21% for the same comparable periods). The mix of interest-earning assets to average total assets remained relatively stable.

Net interest margin to average interest-earning assets decreased from 4.21% for the nine months ended September 30, 2000 to 4.06% for the nine months ended September 30, 2001. This was primarily attributable to a decline in the net interest spread from 3.56% for the nine months ended September 30, 2000 to 3.47% for the nine months ended September 30, 2001. The decline in the net interest spread was due to the decrease in interest earned on interest-earning assets exceeding the decrease in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 7.82% at September 30, 2000 to 7.52% at September 30, 2001, or 30 basis points, while the cost of interest-bearing liabilities decreased from 4.26% to 4.05%, or 21 basis points. The decrease in the yield on interest-earning assets was primarily due to a decrease in the yields on taxable investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the rates paid on securities sold under agreements to repurchase.

NONINTEREST INCOME AND EXPENSE (DOLLARS IN THOUSANDS)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Noninterest income increased by $2,264 or 22.27% for the quarter ended September 30, 2001, over the comparable period in 2000 due to increases in service charges on deposits, bankcard fees, and gain on sale of securities. Service charges on deposits increased by $1,178 or 21.43% over the comparable period primarily due to overall deposit growth. Bankcard fees increased by $205 or 15.88%. Gain on sale of securities increased by $880 over the comparable period.

Noninterest  expense  increased  by  $5,212  or  20.38%  for  the  quarter ended
September 30, 2001 over the comparable period in 2000 due to increases in salaries and employee benefits expense, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits expense increased $2,024 or 17.43% over the comparable period primarily due to an increase in the number of employees, the addition of seven new branches in December 2000, and merit increases. Amortization of intangibles increased by $813 or 45.83% over the comparable period due to the goodwill related to the acquisition of seven new branches in December 2000. Data processing expense increased $444 or 21.43% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $158 or 12.45% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets remained constant at a negative 2.08% for the quarter ended September 30, 2000 and for the quarter ended September 30, 2001. This was due to a 4 basis point decrease in non-interest expense to average assets, offset by a 4 basis point increase in non-interest income to average assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NONINTEREST  INCOME  AND  EXPENSE  (CONTINUED)

CURRENT YEAR-TO-DATE PERIOD COMPARED TO PRIOR YEAR-TO-DATE PERIOD
-----------------------------------------------------------------
Noninterest income increased by $8,007 or 28.54% for the nine months ended September 30, 2001, over the comparable period in 2000 due to increases in service charges on deposits, bankcard fees and gain on sale of securities.
Service charges on deposits increased by $2,870 or 17.85% over the comparable period primarily due to overall deposit growth. Bankcard fees increased by $633 or 18.17%. Gain on sale of securities increased by $3,505 over the comparable period.

Noninterest  expense  increased  by  $15,383 or 20.90% for the nine months ended
September 30, 2001 over the comparable period in 2000 due to increases in salaries and employee benefits expense, amortization of intangibles, data processing expense and bankcard processing expense. Salaries and employee benefits expense increased $6,107 or 17.70% over the comparable period primarily due to an increase in the number of employees, the addition of seven new branches in December 2000, and merit increases. Amortization of intangibles increased by $2,957 or 59.85% over the comparable period due to the goodwill related to the acquisition of seven new branches in December 2000. Data processing expense increased $1,137 or 19.06% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $517 or 14.37% over the comparable period due to increased bankcard activity.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.10% for the nine months ended September 30, 2000 to a negative 2.06% for the nine months ended September 30, 2001. This was due to a 12 basis point increase in non-interest income to average assets and an 8 basis point increase in non-interest expense to average assets.

INCOME TAXES (DOLLARS IN THOUSANDS)

Total income tax expense decreased by $145 or 3.68% for the quarter ended September 30, 2001 over the comparable period in 2000 due to the decrease in the effective tax rate. Total income tax expense increased by $766 or 6.94% for the nine months ended September 30, 2001 over the comparable period in 2000 due to the increase in net income. The effective tax rate was 32.57% and 34.49% at September 30, 2001 and September 30, 2000, respectively.

                               FINANCIAL CONDITION


INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of September 30, 2001, the investment portfolio totaled $878,388, compared to $703,517 at September 30, 2000. The investment portfolio increased as funds were shifted from federal funds sold to the bond portfolio. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risk. The investment portfolio consisted of 94.27% and 92.52% U.S. government and government agency securities as of September 30, 2001 and September 30, 2000, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)

As of September 30, 2001, loans totaled $2,223,081, compared to $2,005,306 at September 30, 2000, an increase of $217,775, or 10.86%, which is primarily the result of normal loan growth. Between September 30, 2000 and September 30, 2001, approximately $32,000 of loans were acquired from other financial institutions. The composition of the loan portfolio has not shifted significantly since September 30, 2000. Loan growth was funded through core deposits and short-term borrowed funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (CONTINUED)

It is the policy of Bancorporation to maintain an allowance for loan losses that is adequate to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the nine months ended September 30, 2001 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of September 30, 2001 and 2000 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                AS OF AND FOR THE   AS OF AND FOR THE
                                  QUARTER  ENDED    NINE MONTHS ENDED
                                  SEPTEMBER  30,      SEPTEMBER  30,
                                --------  --------  --------  --------
ALLOWANCE FOR LOAN LOSSES:        2001      2000      2001      2000
                                --------  --------  --------  --------
Balance at beginning of period  $38,459   $35,437   $37,001   $32,972
Provision for loan losses         2,583     1,477     5,186     5,030
                                --------  --------  --------  --------
Charge-offs                      (1,784)   (1,705)   (3,645)   (3,545)
Recoveries                          371       327     1,087     1,079
                                --------  --------  --------  --------
Net charge-offs                  (1,413)   (1,378)   (2,558)   (2,466)
                                --------  --------  --------  --------
Balance at end of period        $39,629   $35,536   $39,629   $35,536
                                --------  --------  --------  --------

Nonperforming assets            $ 5,434   $ 4,869   $ 5,434   $ 4,869

Annualized net charge-offs to:
  Average loans                     .26%      .28%      .16%      .17%
  Loans at end of period            .25%      .27%      .15%      .16%
  Allowance for loan losses       14.15%    15.43%     8.63%     9.27%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $622,685 or by 26.97% from September 30, 2000 to September 30, 2001. Between September 30, 2000 and September 30, 2001, approximately $231,431 of deposits were acquired from other financial institutions. Additionally, $188,162 of securities sold under agreements to repurchase were reclassified to deposits in February, 2001. Average deposits were $2,842,923 and $2,290,516 at September 30, 2001 and September 30, 2000, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings decreased $125,413 or 36.28% from September 30, 2000 to September 30, 2001, primarily due to the reclassification discussed in the previous paragraph. Average short-term borrowings were $251,083 and $323,651 at September 30, 2001 and September 30, 2000, respectively.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at September 30, 2001 and 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

CAPITAL RESOURCES (CONTINUED)

CAPITAL RATIOS
                                                September 30,
                                              ----------------
                                               2001    2000
                                             --------  -------
Tier I leverage ratio                          7.50%    8.36%
Total risk-based capital ratio                12.73%   13.80%
     Tier I                                   11.48%   12.21%
     Tier II                                   1.25%    1.59%


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

Not  Applicable

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

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST CITIZENS BANCORPORATION
                                                OF SOUTH CAROLINA, INC.
                                                (Registrant)


Dated:   November 13, 2001                      By:  /S/  Craig L. Nix
      -----------------------                      -----------------------------
                                                     Craig  L.  Nix
                                                     (Chief Financial Officer)