Form 10-K
period 2001-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2002-03-27
CIK 708848

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-11172

                     FIRST CITIZENS BANCORPORATION OF SOUTH
                     --------------------------------------
                                 CAROLINA, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


          State of South Carolina                       57-0738665
          --------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
                         incorporation or organization)

                               1230 Main Street
                Columbia, South Carolina            29201
                -----------------------------------------
       (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number including area code (803) 733-3456
        ----------------------------------------------------------------

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

YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Voting and Non-voting Common Stock held by non-affiliates of Registrant: $150,142,484. (The aggregate market value of shares of Registrant's voting Common Stock has been calculated based on the quoted price of those shares on March 8, 2002. There is no market or any quoted prices for Registrant's Non-voting Common Stock, and the aggregate market value of those shares has been calculated based on their estimated value on March 8, 2002.

As of March 8, 2002, there were 896,832 outstanding shares of the Registrant's Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

    (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Part II.

    (2) Portions of the Registrant's definitive Proxy Statement dated March 25, 2002, for the Annual Meeting of Shareholders to be held April 24, 2002, are incorporated by reference into Part III.

    PART I.

Item 1.  BUSINESS

         General. First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation" or "Registrant") was incorporated under the laws of South Carolina during 1982. It owns all of the outstanding stock of its two banking subsidiaries, First-Citizens Bank and Trust Company of South Carolina ("FCB") and The Exchange Bank of South Carolina, Inc. ("Exchange").

         FCB was formed in 1969 as the resulting bank from the merger of Citizens Bank (which was organized during 1936 as Anderson Brothers Bank) and The Commercial Bank and Trust Company (which was organized during 1913 as Homestead Bank). At December 31, 2001, FCB operated 145 banking offices in 94 communities located throughout South Carolina.

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

         Employees. At December 31, 2001, Bancorporation and its subsidiaries employed a full-time staff of 1,297 and a part-time staff of 254 for a total of 1,551 employees.

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

         Statistical Data. Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 26 of Bancorporation's 2001 Annual Report to Shareholders which is incorporated herein by reference in Item 7 of this Report.

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

         Changes in state and federal laws to permit interstate banking has increased competition in the Banks' local markets. A number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation including the largest in the Southeastern United States) have acquired banks located in South Carolina with which the Bank competes in its local markets.

Item 2.  PROPERTIES

Bancorporation owns in fee simple one piece of property having a book value at December 31, 2001 of $56,314. To the limited extent necessary, it occupies space owned by FCB. Bancorporation's and FCB's principal office is located at 1230 Main Street in Columbia, South Carolina.

The "Banks" own in fee simple 202 properties having a book value at December 31, 2001 of $41,596,294 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units of the "banks". In addition, the "banks" lease 37 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management of the "banks" to be adequate. Rental expense paid for these properties in 2001 was approximately $906,000, which was offset by $1,015,000 in rental income.

The properties leased and owned are all generally considered adequate for the "banks" purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the "banks" operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The information required by this item is incorporated herein by reference to the section entitled "Market and Dividend Information Regarding Common and Preferred Stock" on page 1 of the Registrant's 2001 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled "Summary of Operations" on page 6 of the Registrant's 2001 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 26 of the Registrant's 2001 Annual Report to Shareholders.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 28 through 50 of the Registrant's 2001 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance", "PROPOSAL 1: ELECTION OF DIRECTORS", and "Executive Officers", on pages 6 through 7 and 10 of Registrant's definitive Proxy Statement, dated March 25, 2002, for its Annual Meeting of Shareholders to be held April 24, 2002, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information under the captions "Directors Fees", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plan" and "Employment Contracts, Termination of Employment, and

Change-in-Control Arrangements" on pages 7, 9 and 11 through 12 of Registrant's definitive Proxy Statement dated March 25, 2002, for its Annual Meeting of Shareholders to be held April 24, 2002, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Beneficial Ownership of Securities" on pages 2 through 5 of Registrants's definitive Proxy Statement dated March 25, 2002, for its Annual Meeting of Shareholders to be held April 24, 2002, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties", on pages 9 and 13 through 14 of Registrant's definitive Proxy Statement dated March 25, 2002, for its Annual Meeting of Shareholders to be held April 24, 2002, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)  (1)  Financial Statements:

    The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiaries included on pages 28 through 50 of Registrant's 2001 Annual Report to Shareholders are incorporated by reference in Item 8.

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

    3.3 Bylaws of the Registrant as amended (filed herewith).

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

    *10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant's 1998 Annual Report on From 10-K).

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

    *10.5 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and David Barnett (filed herewith).

    10.6 Deferred Compensation Plan of First-Citizens Bank and Trust Company of South Carolina (filed herewith).

    13. Registrant's 2001 Annual Report to Shareholders (filed herewith).

    21. Subsidiaries of the Registrant (filed herewith).

    **99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 24, 2002.

    *Denotes a management contract or compensatory plan or arrangement in which an executive officer or director of Registrant participates.

    **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiled.

    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the three month period ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     03/26/2002                    FIRST CITIZENS BANCORPORATION
           ----------                       OF SOUTH CAROLINA, INC.
                                                 (Registrant)

                                         By: /s/ CRAIG L. NIX
                                             -----------------------------------
                                             Craig L. Nix,
                                             Executive Vice President/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures                       Title                                   Date
----------                       -----                                   ----

/s/ FRANK B. HOLDING             Vice Chairman of the Board           03/26/2002
-------------------------------                                       ----------
      Frank B. Holding

/s/ JIM B. APPLE                 Chairman/Chief Executive Officer     03/26/2002
-------------------------------                                       ----------
      Jim B. Apple

/s/ PETER BRISTOW                President/Chief Operating Officer    03/26/2002
-------------------------------                                       ----------
      Peter Bristow

/s/ RICHARD W. BLACKMON          Director                             03/26/2002
-------------------------------                                       ----------
      Richard W. Blackmon

                                 Director
-------------------------------                                       ----------
      George H. Broadrick

/s/ DR. WALTER C. COTTINGHAM     Director                             03/26/2002
-------------------------------                                       ----------
      Dr. Walter C. Cottingham

/s/ DAVID E. DUKES               Director                             03/26/2002
-------------------------------                                       ----------
      David E. Dukes

/s/ WILLIAM E. HANCOCK, III      Director                             03/26/2002
-------------------------------                                       ----------
      William E. Hancock, III

/s/ ROBERT B. HAYNES             Director                             03/26/2002
-------------------------------                                       ----------
      Robert B. Haynes

/s/ WYCLIFFE E. HAYNES           Director                             03/26/2002
-------------------------------                                       ----------
      Wycliffe E. Haynes

/s/ LEWIS M. HENDERSON           Director                             03/26/2002
-------------------------------                                       ----------
      Lewis M. Henderson

/s/ DAN H. JORDAN                Director                             03/26/2002
-------------------------------                                       ----------
      Dan H. Jordan

/s/ N. WELCH MORRISETTE, JR.     Director                             03/26/2002
-------------------------------                                       ----------
      N. Welch Morrisette, Jr.

/s/ E. PERRY PALMER              Director                             03/26/2002
-------------------------------                                       ----------
      E. Perry Palmer

/s/ WILLIAM E. SELLERS           Director                             03/26/2002
-------------------------------                                       ----------
      William E. Sellers

/s/ HENRY F. SHERRILL            Director                             03/26/2002
-------------------------------                                       ----------
      Henry F. Sherrill

/s/ CARMEN H. AMES               Director                             03/26/2002
-------------------------------                                       ----------
      Carmen H. Ames

/s/ CHARLES S. MCLAURIN          Director                             03/26/2002
-------------------------------                                       ----------
      Charles S. McLaurin

/s/ CRAIG L. NIX                 Executive Vice President             03/26/2002
-------------------------------  Chief Financial Officer              ----------
      Craig L. Nix

FORM 10-K

EXHIBIT INDEX

Exhibit Number                          Exhibit
--------------                          -------

    3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's 1994 Annual Report on Form 10-K).

    3.3  Bylaws of the Registrant as amended (files herewith).

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

    *10.1 Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant's 1998 Annual Report on From 10-K).

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

    *10.5 Employee Death Benefit and Post-Retirement Nncompetition and Consultation Agreement, dated December 31, 1998 between the Bank and David Barnett (filed herewith).

    10.6 Deferred Compensation Plan of First-Citizens Bank and Trust Company of South Carolina (filed herewith).

    13. Registrant's 2001 Annual Report to Shareholders (filed herewith)

    21. Subsidiaries of Registrant (filed herewith)

    **99. Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 24, 2002.

    *Denotes a management contract or compensatory plan or arrangement n which an executive officer of director of Registrant participates.

    **Pursuant to Rule 12b-23(a)(3), this exhibit is not being refiles.

    (b) Reports on Form 8-K:

    No reports on Form 8-K were files during the three month period ended December 31, 2001.