Form 10-Q
period 2002-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2002-05-15
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002              Commission File Number 0-11172


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at April 30, 2002
                    -----                        -----------------------------

     VOTING  COMMON  STOCK,  $5.00  PAR  VALUE         884,040  SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR  VALUE          36,409  SHARES

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
-------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                 MARCH 31,    December 31,    March 31,
                                                                   2002           2001          2001
                                                                -----------  --------------  -----------
ASSETS
Cash and due from banks                                         $  145,881   $     157,998   $  136,494
Federal funds sold                                                 205,400          97,900      328,800
                                                                -----------  --------------  -----------
Total cash and cash equivalents                                    351,281         255,898      465,294
                                                                -----------  --------------  -----------
Investment securities:
  Held-to-maturity, at amortized cost                               21,765          23,309       36,822
  Available-for-sale, at fair value                                917,335         876,446      707,551
                                                                -----------  --------------  -----------
Total investment securities                                        939,100         899,755      744,373
                                                                -----------  --------------  -----------

Gross loans                                                      2,229,677       2,262,283    2,089,855
  Less: Allowance for loan losses                                  (39,722)        (40,259)     (37,197)
                                                                -----------  --------------  -----------
Net loans                                                        2,189,955       2,222,024    2,052,658
                                                                -----------  --------------  -----------
Premises and equipment                                              97,710          97,497       94,621
Interest receivable                                                 21,180          20,011       22,809
Intangible assets                                                   46,688          48,110       50,353
Other assets                                                        36,457          31,385       29,431
                                                                -----------  --------------  -----------
     TOTAL ASSETS                                               $3,682,371   $   3,574,680   $3,459,539
                                                                ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                        $  532,768   $     507,930   $  507,732
  Time and savings                                               2,588,476       2,507,024    2,377,235
                                                                -----------  --------------  -----------
Total deposits                                                   3,121,244       3,014,954    2,884,967
Securities sold under agreements to repurchase and federal
  funds purchased                                                  205,161         214,023      239,264
Long-term debt                                                      50,963          50,963       50,963
Other liabilities                                                   28,971          23,825       37,067
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES                                           3,406,339       3,303,765    3,212,261
                                                                -----------  --------------  -----------

     Commitments and contingencies                                      --              --           --

STOCKHOLDERS' EQUITY:
  Preferred stock                                                    3,176           3,201        3,202
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 2002,
    December 31, 2001 and March 31, 2001 - 36,409                      182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 2002 - 884,040;
   December 31, 2001 - 889,540; and March 31, 2001 - 898,379         4,420           4,448        4,492
  Surplus                                                           65,081          65,081       65,081
  Undivided profits                                                187,698         178,399      156,238
  Accumulated other comprehensive income, net of taxes              15,475          19,604       18,083
                                                                -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                    276,032         270,915      247,278
                                                                -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,682,371   $   3,574,680   $3,459,539
                                                                ===========  ==============  ===========


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)

                                                       FOR THE
                                                     QUARTER ENDED
                                                       MARCH 31,
                                                  --------  --------
                                                    2002      2001
                                                  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 42,060  $ 44,802
  Interest on investment securites:
    Taxable                                          9,772    10,192
    Non-taxable                                        163       283
  Federal funds sold                                 1,062     3,261
                                                  --------  --------

Total interest income                               53,057    58,538
                                                  --------  --------

INTEREST EXPENSE:
  Deposits                                          15,366    24,122
  Securities sold under agreements to repurchase
    and federal funds purchased                        820     3,733
  Long-term debt                                     1,050     1,050
                                                  --------  --------
Total interest expense                              17,236    28,905
                                                  --------  --------

Net interest income                                 35,821    29,633
Provision for loan losses                              889       624
                                                  --------  --------
Net interest income after
  provision for loan losses                         34,932    29,009
                                                  --------  --------

NONINTEREST INCOME:
  Service charges on deposit accounts                6,991     5,897
  Commissions and fees from fiduciary activities       849       625
  Fees for other customer services                     721       646
  Mortgage servicing fees                              673       561
  Bankcard fees                                      1,262     1,238
  Insurance premiums earned                            298       400
  Gain on sale of investment securities                  -     1,793
  Other                                                551       530
                                                  --------  --------
Total noninterest income                            11,345    11,690
                                                  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    14,254    13,238
  Net occupancy expense                              2,042     1,830
  Furniture and equipment expense                    1,466     1,443
  Amortization of intangibles                        2,386     2,652
  Bankcard processing expense                        1,372     1,297
  Data processing expense                            2,539     2,096
  Professional services                                504       576
  Other                                              4,918     4,929
                                                  --------  --------
Total noninterest expense                           29,481    28,061
                                                  --------  --------

Income before income tax expense                    16,796    12,638
Income tax expense                                   5,627     4,234
                                                  --------  --------
NET INCOME                                        $ 11,169  $  8,404
                                                  ========  ========

NET INCOME PER COMMON SHARE -
BASIC AND DILUTED                                 $  12.07  $   8.93
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               922,038   936,158

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARIES
===================================================================================================================

CONSOLIDATED  STATEMENTS  OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS  IN  THOUSANDS)

                                               NON-                                       ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2000     $    3,219   $   182  $ 4,499   $ 65,081  $  148,502   $       12,210   $ 233,693
Comprehensive income:
  Net income                                                                    8,404                        8,404
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $2,959                                                                             5,873       5,873
                                                                                                         ----------
Total comprehensive income                                                                                  14,277
                                                                                                         ----------
Reacquired preferred stock              (17)                                        3                          (14)
Reacquired voting common stock                              (7)                  (405)                        (412)
Common stock dividends                                                           (225)                        (225)
Preferred stock dividends                                                         (41)                         (41)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 2001             3,202       182    4,492     65,081     156,238           18,083     247,278
Comprehensive income:
  Net income                                                                   25,472                       25,472
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $1,022                                                                             1,521       1,521
                                                                                                         ----------
Total comprehensive income                                                                                  26,993
                                                                                                         ----------
Reacquired preferred stock               (1)                                       (4)                          (5)
Reacquired voting common stock                             (44)                (2,509)                      (2,553)
Preferred stock dividends                                                        (125)                        (125)
Common stock dividends                                                           (673)                        (673)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2001          3,201       182    4,448     65,081     178,399           19,604     270,915
Comprehensive income:
  Net income                                                                   11,169                       11,169
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $2,080                                                                            (4,129)     (4,129)
                                                                                                         ----------
Total comprehensive income                                                                                   7,040
                                                                                                         ----------
Reacquired preferred stock              (25)                                        8                          (17)
Reacquired voting common stock                             (28)                (1,613)                      (1,641)
Common stock dividends                                                           (224)                        (224)
Preferred stock dividends                                                         (41)                         (41)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 2002        $    3,176   $   182  $ 4,420   $ 65,081  $  187,698   $       15,475   $ 276,032
                                 ===========  =======  ========  ========  ===========  ===============  ==========


                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FIRST  CITIZENS  BANCORPORATION  OF  SOUTH  CAROLINA,  INC.  AND  SUBSIDIARY
==========================================================================================================

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  -  UNAUDITED  (DOLLARS  IN  THOUSANDS)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  11,169   $   8,404
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                            889         624
    Depreciation and amortization                                                      4,260       4,260
    Amortization of investment securities                                                318         938
    Deferred income tax benefit                                                         (125)       (105)
    Gain on sales of fixed assets                                                         53           -
    (Increase) decrease in interest receivable                                        (1,169)      1,304
    (Decrease) increase in interest payable                                           (6,410)      2,393
    Origination of mortgage loans held-for-sale                                      (71,748)    (53,664)
    Proceeds from sales of mortgage loans held-for-sale                              105,571      50,346
    Loss (gain) on sales of mortage loans held-for-sale                                  710        (214)
    Gain on call or sale of investment securities                                          -      (1,793)
    (Increase) decrease in other assets                                               (2,998)        119
    Increase in other liabilities                                                     11,557       3,267
                                                                                   ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           52,077      15,879

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (3,353)     (4,880)
    Calls, maturities and prepayments of investment securities held-to-maturity        1,226       2,456
    Purchases of investment securities held-to-maturity                                    -      (6,697)
    Calls, maturities and prepayments of investment securities available-for-sale     78,535     127,112
    Purchases of investment securities available-for-sale                           (125,633)   (116,835)
    Proceeds from sales of premises and equipment                                       (153)          -
    Purchases of premises and equipment                                               (1,987)     (2,951)
    Decrease (increase) in other real estate owned                                       131        (220)
    Increase in intangible assets                                                       (964)       (787)
                                                                                   ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                          (52,198)     (2,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                         106,289     329,738
    Decrease in federal funds purchased and securities sold
      under agreements to repurchase                                                  (8,862)   (129,954)
    Cash dividends paid                                                                 (265)       (266)
    Cash paid to reacquire preferred stock                                               (17)        (14)
    Cash paid to reacquire common stock                                               (1,641)       (412)
                                                                                   ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       95,504     199,092

NET INCREASE IN CASH AND DUE FROM BANKS                                               95,383     212,169
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                       255,898     253,125
                                                                                   ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 351,281   $ 465,294
                                                                                   ==========  ==========

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 2001. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 2001 Annual Report.

BASIS  OF  PRESENTATION

The preceding consolidated financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2001 presentation.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations SFAS No. 141 and No. 142, Goodwill and Other Intangible Assets SFAS No. 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinites lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Bancorporation adopted SFAS No. 142 effective January 1, 2002 which had no material affect.

ACQUISITIONS  (DOLLARS  IN  THOUSANDS)

There  were  no  acquisitions  during  the  quarter  ending  March  31,  2002.

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

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter ended March 31, 2002 totaled $11,169, or $12.07 per common share. Net income for the quarter ended March 31, 2001 totaled $8,404, or $8.93 per common share.

The primary factors affecting the increase in net income for the quarter ended March 31, 2002 were a $5,923 or 20.42% increase in net interest income after provision for loan losses, and a $1,448 or 14.63% increase in recurring noninterest income. Included in noninterest income for the quarter ended March 31, 2001 is a nonrecurring gain of $1,793 related to a nonmonetary exchange of a processing company's stock owned by Bancorporation. These favorable changes were partially offset by a $1,420 or 5.06% increase in noninterest expense, and a $1,393 or 32.90% increase in income tax expense.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the period ended March 31, 2002 and March 31, 2001 were 16.41% and 14.22%, respectively. The increase was primarily the result of an increase in return on average assets from 1.02% to 1.24% for the quarter ended March 31, 2001 and March 31, 2002, respectively. The increase in return on assets was primarily due to a 41 basis point increase and an 11 basis point decrease in net interest income and noninterest expense to average assets, respectively. This was offset by a 15 basis point decrease in noninterest income to average assets. Adjusted for the nonrecurring gain in the first quarter of 2001, noninterest income to average assets increased by 6 basis points.

Table  1  provides  summary information on selected average balances and ratios.

TABLE  1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)

                                                          AS OF AND FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
SELECTED AVERAGE BALANCES:                                2002         2001
                                                       -----------  -----------
Total assets                                           $3,645,157   $3,353,687
Interest-earning assets                                 3,338,321    3,057,506
Investment securities                                     907,811      751,988
Loans                                                   2,240,332    2,078,094
Total liabilities                                       3,369,071    3,113,981
Deposits                                                3,075,508    2,728,660
Noninterest-bearing deposits                              507,177      456,248
Interest-bearing deposits                               2,568,331    2,272,412
Interest-bearing liabilities                            2,835,631    2,626,182
Stockholders' equity                                      276,086      239,706


SELECTED RATIOS:
Return on average assets                                     1.24%        1.02%
Return on average stockholders' equity                      16.41%       14.22%
Return on average common stockholders' equity               16.60%       14.41%
Net yield on average interest-earning assets (tax
  equivalent)                                                4.39%        3.98%
Average loans to average deposits                           72.84%       76.16%
Nonperforming assets to total loans                           .19%         .21%
Allowance for loan losses to total loans                     1.78%        1.78%
Allowance for loan losses to nonperforming
  assets                                                     9.43x        8.68x
Average stockholders' equity to average total assets         7.57%        7.15%
Total risk-based capital ratio                              13.03%       12.14%
Tier I risk-based capital ratio                             11.78%       10.89%
Tier I leverage ratio                                        7.45%        7.02%


NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Table 2 compares average balance sheet items and analyzes net interest income on a taxable equivalent basis for the quarters ended March 31, 2002 and 2001.

TABLE 2: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                           AS OF AND FOR THE QUARTER ENDED MARCH 31,
                                           -----------------------------------------

                                                                                    Yield/       Change Due to(2)
                                      Average  Balance      Interest Inc/Exp(1)      Rate      -------------------     Net
                                   ----------------------  --------------------  ------------    Yield               Increase
                                      2002        2001       2002       2001     2002   2001     /Rate     Volume   (Decrease)
                                   ----------------------  --------------------  ------------  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                          $2,240,332  $2,078,094  $  42,285  $  44,988  7.65%  8.78%  $ (5,806)  $ 3,103   $   (2,703)
Investment securities:
  Taxable                             894,337     730,770     10,034     10,289  4.55   5.71     (2,116)    1,861         (255)
  Non-taxable                          13,474      21,218        252        435  7.48   8.20        (38)     (145)        (183)
Federal funds sold                    190,178     227,424        799      3,094  1.70   5.52     (2,137)     (158)      (2,295)
                                   ----------  ----------  ---------  ---------                ---------  --------  -----------

Total interest-earning assets       3,338,321   3,057,506     53,370     58,806  6.48   7.80    (10,097)    4,661       (5,436)
                                   ----------  ----------  ---------  ---------                ---------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks               150,874     134,606
Premises and equipment                 97,836      94,245
Other, less allowance for loan
  losses                               58,126      67,330
                                   ----------  ----------


Total noninterest-earning assets      306,836     296,181
                                   ----------  ----------

TOTAL ASSETS                       $3,645,157  $3,353,687
                                   ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                            2,568,331  $2,272,412  $  15,366  $  24,121  2.43   4.30   $(10,553)  $ 1,798   $   (8,755)
Federal funds purchased and
  securities sold under
  agreements to repurchase            216,337     302,807        820      3,665  1.54   4.91     (2,512)     (333)      (2,845)
Long-term debt                         50,963      50,963      1,050      1,050  8.24   8.24          0         0            0
                                   ----------  ----------  ---------  ---------                ---------  --------  -----------

Total interest-bearing
 liabilities                        2,835,631   2,626,182     17,236     28,836  2.46   4.45    (13,065)    1,465      (11,600)
                                   ----------  ----------  ---------  ---------                ---------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                       507,177     456,248
Other liabilities                      26,263      31,551
                                   ----------  ----------

Total noninterest-bearing
  liabilities                         533,440     487,799
                                   ----------  ----------

TOTAL LIABILITIES                   3,369,071   3,113,981
                                   ----------  ----------

Stockholders' equity                  276,086     239,706

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $3,645,157  $3,353,687
                                   ==========  ==========

NET INTEREST RATE SPREAD                                                         4.02%  3.35%
                                                                                 =====  =====
NET INTEREST MARGIN:                                       $  36,134  $  29,970                $  2,968   $ 3,196   $    6,164
                                                           =========  =========                =========  ========  ===========
   to average assets                                                             4.02%  3.62%
                                                                                 =====  =====
   to average interest-earning
        assets                                                                   4.39%  3.98%
                                                                                 =====  =====

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED)

Net interest income on a taxable equivalent basis increased $6,164 or 20.57% for the quarter ended March 31, 2002, over the comparable period in 2001. Net interest margin to average assets increased from 3.62% for the quarter ended
March 31, 2001 to 4.02% for the quarter ended March 31, 2002. This is attributable to a 41 basis point increase in the net interest margin to average interest-earning assets (3.98% compared to 4.39% for the same comparable periods), and an increase in the ratio of earning assets to average assets from 91.17% at March 31, 2001 to 91.58% at March 31, 2002.

Net interest margin to average interest-earning assets increased from 3.98% for the quarter ended March 31, 2001 to 4.39% for the quarter ended March 31, 2002. This was attributable to an increase in the net interest spread from 3.35% for the quarter ended March 31, 2001 to 4.02% for the quarter ended March 31, 2002. The increase in the net interest spread was due to the decrease in the cost of interest-bearing liabilities exceeding the decrease in interest earned on interest-earning assets. The cost of interest-bearing liabilities decreased from 4.45% at March 31, 2001 to 2.46% at March 31, 2002, or 199 basis points, while the yield on interest-earning assets decreased from 7.80% to 6.48%, or 132 basis points. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on deposits (primarily CDs). The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans and taxable investment securities.

NONINTEREST  INCOME  AND  EXPENSE  (DOLLARS  IN  THOUSANDS)

Noninterest income decreased by $345 or 2.95% for the quarter ended March 31, 2002, over the comparable period in 2001. Adjusted for a $1,793 nonrecurring gain recognized in the first quarter of 2001, noninterest income increased by $1,448 or 14.63%. The increase in noninterest income was primarily due to increases in service charges on deposits. Service charges on deposits increased by $1,094 or 18.55% over the comparable period primarily due to an increase in transaction deposit accounts.

Noninterest expense increased by $1,420 or 5.06% for the quarter ended March 31, 2002 over the comparable period in 2001 due to increases in salaries and employee benefits and data processing expense. Salaries and employee benefits increased $1,016 or 7.67% over the comparable period primarily due to an increase in the number of employees and merit increases. Data processing expense increased $443 or 21.14% over the comparable period due to the on-going growth realized by Bancorporation.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets declined from a negative 1.98% for the quarter ended March 31, 2001 to a negative 2.02% for the quarter ended March 31, 2002. This was due to a 15 basis point decrease in noninterest income to average assets (6 basis point increase adjusted for the aforementioned nonrecurring transaction in the first quarter of 2001), offset by an 11 basis point improvement in non-interest expense to average assets. The noninterest margin adjusted for the aforementioned nonrecurring transaction improved from a negative 2.19% for the quarter ended March 31, 2001 to a negative 2.02% for the quarter ended March 31, 2002.


INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $1,393 or 32.90% for the quarter ended March 31, 2002 over the comparable period in 2001 due to the increase in net income. The effective tax rate was 33.5% at March 31, 2002 and March 31, 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------
                               FINANCIAL CONDITION

INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of March 31, 2002, the investment portfolio totaled $939,100, compared to $744,373 at March 31, 2001. The investment portfolio increased as funds were shifted from federal funds sold to the bond portfolio. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risk. The investment portfolio consisted of 93.59% and 91.88% U.S. government and government agency securities as of March 31, 2002 and March 31, 2001, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS  AND  ALLOWANCE  FOR  LOAN  LOSSES  (DOLLARS  IN  THOUSANDS)

As of March 31, 2002, loans totaled $2,229,677, compared to $2,089,855 at March 31, 2001, an increase of $139,822, or 6.69%, which is the result of normal loan growth and acquisitions. The composition of the loan portfolio has not shifted significantly since March 31, 2001. Loan growth was funded through core deposits and short-term borrowed funds.

During the month of February 2001, Bancorporation sold approximately $22 million of mortgage loans to a third party investor. The effect on the consolidated statements of income was not significant.

It is the policy of Bancorporation to maintain an allowance for loan losses which is adequate to absorb probable losses inherent in the loan portfolio. Management believes that the provision taken during the quarter ended March 31, 2002 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of March 31, 2002 and 2001 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                 AS OF AND FOR THE
                                   QUARTER ENDED
                                     MARCH 31,
                                ------------------
ALLOWANCE FOR LOAN LOSSES:        2002      2001
                                --------  --------
Balance at beginning of period  $40,259   $37,001
Provision for loan losses           889       624
                                --------  --------
Charge-offs                      (1,875)     (767)
Recoveries                          449       339
                                --------  --------
Net charge-offs                  (1,426)     (428)
                                --------  --------
Balance at end of period        $39,722   $37,197
                                --------  --------

Nonperforming assets            $ 4,211   $ 4,285

Annualized net charge-offs to:
  Average loans                     .25%      .08%
  Loans at end of period            .26%      .08%
  Allowance for loan losses       14.36%     4.60%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $236,276 or by 8.19% from March 31, 2001 to March 31, 2002. Between March 31, 2001 and March 31, 2002, approximately $42,160 of deposits were acquired from other financial institutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

Short-term borrowings in the form of repurchase agreements are another source of funds. Short-term borrowings decreased $34,103 or by 14.25% from March 31, 2001 to March 31, 2002, primarily due to normal fluctuation in these accounts.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details
Bancorporation's  capital  ratios  at  March  31,  2002  and  2001.

CAPITAL  RATIOS                   MARCH  31,
                                --------------
                                 2002    2001
                                ------  ------

Tier I leverage ratio            7.45%   7.02%
Total risk-based capital ratio  13.03%  12.14%
   Tier I                       11.78%  10.89%
   Tier II                       1.25%   1.25%



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     3.3 Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant's 2001 Annual Report on Form 10-K).

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

     10.1 First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated February 16, 2002, between the Bank and Jay C. Case ( filed herewith).

     11   Statement re computation of per share earnings (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIRST  CITIZENS  BANCORPORATION
                                             OF  SOUTH  CAROLINA,  INC.
                                             (Registrant)


Dated:   May 14, 2002                        By:  /s/  Craig  L.  Nix
         --------------                         ---------------------------
                                                Craig  L.  Nix
                                                (Chief  Financial  Officer)