Form 10-Q
period 2002-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2002-08-14
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended  June 30, 2002            Commission File Number  0-11172


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                        Outstanding at July 31, 2002
                      -----                        ----------------------------

       VOTING COMMON STOCK, $5.00 PAR VALUE               878,040     SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE              36,409     SHARES

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
===================================================================================================================

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                            JUNE 30,     December 31,    June 30,
                                                                              2002           2001          2001
                                                                           -----------  --------------  -----------
ASSETS
Cash and due from banks                                                    $  156,351   $     157,998   $  146,517
Federal funds sold                                                            138,000          97,900      158,600
                                                                           -----------  --------------  -----------
Total cash and cash equivalents                                               294,351         255,898      305,117
                                                                           -----------  --------------  -----------

Investment securities:
  Held-to-maturity, at amortized cost (fair value June 30, 2002-$22,677;
    December 31, 2001-$23,729; and June 30, 2001-$27,321)                      22,153          23,309       26,919
  Available-for-sale, at fair value                                           932,432         876,446      790,347
                                                                           -----------  --------------  -----------
Total investment securities                                                   954,585         899,755      817,266
                                                                           -----------  --------------  -----------


Gross loans                                                                 2,285,483       2,262,283    2,159,166
  Less: Allowance for loan losses                                             (40,740)        (40,259)     (38,459)
                                                                           -----------  --------------  -----------
Net loans                                                                   2,244,743       2,222,024    2,120,707
                                                                           -----------  --------------  -----------

Premises and equipment                                                        104,207          97,497       95,829
Interest receivable                                                            21,520          20,011       22,674
Intangible assets                                                              39,389          43,648       44,686
Other assets                                                                   40,365          35,847       33,344
                                                                           -----------  --------------  -----------
     TOTAL ASSETS                                                          $3,699,160   $   3,574,680   $3,439,623
                                                                           ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                                   $  564,082   $     507,930   $  481,455
  Time and savings                                                          2,555,754       2,507,024    2,420,177
                                                                           -----------  --------------  -----------
Total deposits                                                              3,119,836       3,014,954    2,901,632

Securities sold under agreements to repurchase                                211,312         214,023      199,276
Long-term debt                                                                 50,963          50,963       50,963
Other liabilities                                                              26,081          23,825       31,644
                                                                           -----------  --------------  -----------
     TOTAL LIABILITIES                                                      3,408,192       3,303,765    3,183,515
                                                                           -----------  --------------  -----------

     Commitments and contingencies                                                 --              --           --

STOCKHOLDERS' EQUITY:
  Preferred stock                                                               3,176           3,201        3,201
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 2002,
    December 31, 2001 and June 30, 2001 - 36,409                                  182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 2002 - 884,040;
   December 31, 2001 - 889,540; and June 30, 2001 - 898,244                     4,420           4,448        4,491
  Surplus                                                                      65,081          65,081       65,081
  Undivided profits                                                           197,286         178,399      163,427
  Accumulated other comprehensive income, net of taxes                         20,823          19,604       19,726
                                                                           -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                               290,968         270,915      256,108
                                                                           -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $3,699,160   $   3,574,680   $3,439,623
                                                                           ===========  ==============  ===========

                     SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
========================================================================================
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)

                                                       FOR THE              FOR THE
                                                   QUARTER ENDED       SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                  ------------------  ------------------
                                                    2002      2001      2002      2001
                                                  --------  --------  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 41,743  $ 45,298  $ 83,803  $ 90,100
  Interest on investment securites:
    Taxable                                          9,893    10,500    19,926    20,861
    Non-taxable                                        151       254       315       537
  Federal funds sold                                   868     2,547     1,668     5,641
                                                  --------  --------  --------  --------
Total interest income                               52,655    58,599   105,712   117,139
                                                  --------  --------  --------  --------

INTEREST EXPENSE:
  Interest on deposits                              14,014    24,020    29,380    48,142
  Interest on short-term borrowings                    865     2,067     1,685     5,800
  Interest on long-term debt                         1,050     1,050     2,099     2,099
                                                  --------  --------  --------  --------
Total interest expense                              15,929    27,137    33,164    56,041
                                                  --------  --------  --------  --------

Net interest income                                 36,726    31,462    72,548    61,098
Provision for loan losses                            2,571     1,979     3,461     2,603
                                                  --------  --------  --------  --------
Net interest income after
  provision for loan losses                         34,155    29,483    69,087    58,495
                                                  --------  --------  --------  --------

NONINTEREST INCOME:
  Service charges on deposits                        7,620     6,380    14,611    12,277
  Commissions and fees from fiduciary activities       802       647     1,652     1,272
  Fees for other customer services                     786       663     1,505     1,308
  Mortgage servicing                                   693       565     1,366     1,126
  Bankcard discount and fees                         1,469     1,383     2,729     2,620
  Insurance premiums                                   733       514     1,032       915
  Gain on sale of investment securities                  -       858         -     2,651
  Other                                                595       390     1,148       923
                                                  --------  --------  --------  --------
Total noninterest income                            12,698    11,400    24,043    23,092
                                                  --------  --------  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    15,884    13,731    30,138    26,969
  Net occupancy expense                              2,249     1,794     4,291     3,624
  Furniture and equipment expense                    1,491     1,467     2,956     2,911
  Amortization of intangibles                        2,106     2,519     4,285     5,048
  Bankcard processing fees                           1,511     1,393     2,881     2,690
  Data processing fees                               2,620     2,490     5,159     4,586
  Professional services                                294       568       798     1,145
  Other                                              5,881     5,655    11,010    10,709
                                                  --------  --------  --------  --------
Total noninterest expense                           32,036    29,617    61,518    57,682
                                                  --------  --------  --------  --------

Income before income tax expense                    14,817    11,266    31,612    23,905
Income tax expense                                   4,964     3,774    10,590     8,008
                                                  --------  --------  --------  --------
NET INCOME                                        $  9,853  $  7,492  $ 21,022  $ 15,897
                                                  ========  ========  ========  ========

NET INCOME PER COMMON SHARE -
   BASIC AND DILUTED                              $  10.66  $   7.97  $  22.73  $  16.91
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC AND DILUTED            920,449   934,677   921,226   935,407

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES

===================================================================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS IN THOUSANDS)

                                                NON-                                      ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2000     $    3,219   $   182  $ 4,499   $ 65,081  $  148,502   $       12,210   $ 233,693
Comprehensive income:
  Net income                                                                   15,897                       15,897
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $4,047                                                                             7,516       7,516
                                                                                                         ----------
Total comprehensive income                                                                                  23,413
                                                                                                         ----------
Reacquired preferred stock              (18)                                        3                          (15)
Reacquired voting common stock                              (8)                  (442)                        (450)
Common stock dividends                                                           (450)                        (450)
Preferred stock dividends                                                         (83)                         (83)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 2001              3,201       182    4,491     65,081     163,427           19,726     256,108
Comprehensive income:
  Net income                                                                   17,980                       17,980
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $65                                                                               (122)       (122)
                                                                                                         ----------
Total comprehensive income                                                                                  17,858
                                                                                                         ----------
Reacquired voting common stock                             (43)                (2,476)                      (2,519)
Common stock dividends                                                           (449)                        (449)
Preferred stock dividends                                                         (83)                         (83)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2001          3,201       182    4,448     65,081     178,399           19,604     270,915
Comprehensive income:
  Net income                                                                   21,022                       21,022
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $656                                                                               1,219       1,219
                                                                                                         ----------
Total comprehensive income                                                                                  22,241
                                                                                                         ----------
Reacquired preferred stock              (25)                                        8                          (17)
Reacquired voting common stock                             (28)                (1,613)                      (1,641)
Common stock dividends                                                           (448)                        (448)
Preferred stock dividends                                                         (82)                         (82)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 2002         $    3,176   $   182  $ 4,420   $ 65,081  $  197,286   $       20,823   $ 290,968
                                 ===========  =======  ========  ========  ===========  ===============  ==========

                     SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARY
==========================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                  For the six months ended
                                                                                          June 30,
                                                                                  ------------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  21,022   $  15,897
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                          3,461       2,603
    Depreciation and amortization                                                      8,838       8,581
    Amortization of investment securities                                                362         392
    Deferred income tax benefit                                                         (554)        (60)
    Loss on sales of fixed assets                                                         53           9
    (Increase) decrease in interest receivable                                        (1,509)      1,439
    (Decrease) increase in interest payable                                             (791)      4,881
    Origination of mortgage loans held-for-sale                                     (130,220)   (139,315)
    Proceeds from sales of mortgage loans held-for-sale                              166,408     128,962
    Net  loss (gain) on sales of mortage loans held-for-sale                            (423)       (514)
    Gain on call or sale of investment securities                                          -      (2,651)
    Increase in other assets                                                          (5,551)     (1,947)
    Increase (decrease) in other liabilities                                           3,047      (4,644)
                                                                                   ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                           64,143      13,633

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (61,945)    (67,573)
    Calls, maturities and prepayments of investment securities held-to-maturity        3,041      11,202
    Purchases of investment securities held-to-maturity                               (2,247)     (4,994)
    Calls, maturities and prepayments of investment securities available-for-sale    204,882     220,204
    Purchases of investment securities available-for-sale                           (259,035)   (289,337)
    Proceeds from sales of premises and equipment                                         90         510
    Purchases of premises and equipment                                              (10,565)     (6,340)
    Decrease (increase) in other real estate owned                                       132        (430)
    Increase in intangible assets                                                        (26)       (346)
                                                                                   ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                         (125,673)   (137,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                         104,882     346,403
    Decrease in securities sold
      under agreements to repurchase                                                  (2,711)   (169,942)
    Cash dividends paid                                                                 (530)       (533)
    Cash paid to reacquire preferred stock                                               (17)        (15)
    Cash paid to reacquire common stock                                               (1,641)       (450)
                                                                                   ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       99,983     175,463

NET INCREASE IN CASH AND DUE FROM BANKS                                               38,453      51,992
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                       255,898     253,125
                                                                                   ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 294,351   $ 305,117
                                                                                   ==========  ==========

                  SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

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

BASIS OF PRESENTATION

The preceding consolidated financial statements and the notes thereto are unaudited; however, in the opinion of management, all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2002 presentation.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Bancorporation adopted SFAS No. 142 effective January 1, 2002 which had no material affect.

GOODWILL  AND  OTHER  INTANGIBLES  (DOLLARS  IN  THOUSANDS)

In accordance with SFAS 142, no goodwill amortization was recorded for the six months ended June 30, 2002. Goodwill amortization expense for the six months and quarter ended June 30, 2001 was $114 and $57, respectively. At June 30, 2002, the total carrying amount of intangible assets not subject to amortization was $3,217.

At June 30, 2002, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $102,387 and $66,215, respectively. At December 31, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $102,362 and $61,930, respectively. At June 30, 2001, the gross carrying value and accumulated amortization related to core deposits and other intangibles was $98,603 and $57,242, respectively. Amortization expense on core deposits and other intangibles was $4,285 and $4,934 for the six months ended June 30, 2002 and 2001, respectively. Amortization expense on core deposits and other intangibles was $2,106 and $2,462 for the quarter ended June 30, 2002 and 2001, respectively. The Corporation estimates that aggregate amortization expense will be $8,088 for 2002, $7,156 for 2003, $6,304 for 2004, $4,913 for 2005 and
$3,253  for  2006.

ACQUISITIONS

There were no acquisitions during the quarter ending June 30, 2002.

SUBSEQUENT  EVENTS  (DOLLARS  IN  THOUSANDS)

On July 3, 2002, Bancorporation entered into an Agreement and Plan of Reorganization and Merger with CB Financial Corp. ("CBF"). CBF is a Georgia corporation, which operates as a registered bank holding company and owns all the outstanding shares of common stock of Citizens Bank, an insured, state-chartered Georgia bank headquartered in Warrenton, Georgia. Citizens Bank operates two banking offices in McDuffie and Warren counties. CBF has total deposits and loans of $39,000 and $19,000, respectively, as of June 30, 2002. The merger is expected to be completed during the third or fourth quarter of 2002 pending regulatory and CBF shareholder approvals .

On July 15, 2002, First-Citizens Bank and Trust of South Carolina entered into a Branch Purchase and Assumption Agreement to acquire two branches from an unrelated financial institution with estimated total deposits and loans of $20,000 and $5,000, respectively. The acquisition is expected to be completed during the fourth quarter of 2002 pending regulatory approvals.

On July 24, 2002, Bancorporation's Board of Directors declared a $.25 dividend on common stock to shareholders of record on August 2, 2002, payable August 15, 2002.

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

SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and six months ended June 30, 2002 totaled $9,853, or $10.66 per common share and $21,022, or $22.73 per common share, respectively. Net income for the quarter and six months ended June 30, 2001 totaled $7,492, or $7.97 per common share and $15,897, or $16.91 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended June 30, 2002 were a $4,672 or 15.85% increase in net interest income after provision for loan losses, and a $1,298 or 11.39% increase in noninterest income. These favorable changes were partially offset by a $2,419 or 8.17% increase in noninterest expense, and a $1,190 or 31.53% increase in income tax expense.

The primary factors affecting the increase in net income for the six months ended June 30, 2002 were a $10,592 or 18.11% increase in net interest income after provision for loan losses, and a $951 or 4.12% increase in noninterest income. These favorable changes were partially offset by a $3,836 or 6.65% increase in noninterest expense, and a $2,582 or 32.24% increase in income tax expense.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarter ended June 30, 2002 and June 30, 2001 was 13.90% and 11.93%, respectively. The increase was primarily the result of an increase in return on assets from .88% to 1.07% for the quarter ended June 30, 2001 and June 30, 2002, respectively. The increase in return on assets was due to a 31 basis point increase in net interest margin to average assets and a 3 basis point improvement in non-interest margin to average assets. This was offset by an increase of 5 basis points in provision for loan losses to average assets and an increase of 10 basis points in income tax expense to average assets.

Return on average stockholders' equity for the six months ended June 30, 2002 and June 30, 2001 was 15.13% and 13.04%, respectively. The increase was primarily the result of an increase in return on assets from .94% to 1.16% for the six months ended June 30, 2001 and June 30, 2002, respectively. The increase was due to a 35 basis point increase in net interest margin to average assets. This was offset by an increase of 4 basis points in provision for loan losses to average assets and an increase of 10 basis points in income tax expense to average assets.

Net interest income is discussed further in the following section.

Table 1 provides summary information on selected ratios, average and year-to-date balances.

TABLE  1:  SELECTED SUMMARY INFORMATION (DOLLARS IN THOUSANDS)

                                                     AS  OF  AND  FOR  THE      AS  OF  AND  FOR  THE
                                                        QUARTER  ENDED           SIX  MONTHS  ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ------------------------  ------------------------
SELECTED RATIOS:                                       2002         2001         2002         2001
                                                    -----------  -----------  -----------  -----------
Return on average assets                                  1.07%         .88%        1.16%         .94%
Return on average stockholders' equity                   13.90%       11.93%       15.13%       13.04%

Return on average common stockholders' equity            14.06%       12.08%       15.30%       13.21%
Yield on average interest-earning assets (tax
  equivalent)                                             4.37%        4.05%        4.38%        4.01%
Average loans to average deposits                        72.38%       74.27%       72.61%       75.19%
Nonperforming assets to total loans                        .34%         .24%         .34%         .24%
Allowance for loan losses to total loans                  1.78%        1.78%        1.78%        1.78%

Allowance for loan losses to nonperforming assets          N/A          N/A        5.37x        7.43x
Average stockholders' equity to average total
  assets                                                  7.70%        7.34%        7.64%        7.24%

Common stockholders' equity to total assets               7.78%        7.35%        7.78%        7.35%

Dividends per common share                          $     0.25   $     0.25   $     0.50   $     0.50
Total risk-based capital ratio                             N/A          N/A        12.94%       12.31%
Tier I risk-based capital ratio                            N/A          N/A        11.68%       11.06%
Tier I leverage ratio                                      N/A          N/A         7.68%        7.13%

SELECTED AVERAGE BALANCES:
Total assets                                        $3,690,772   $3,433,445   $3,668,093   $3,393,646
Interest-earning assets                              3,394,135    3,147,910    3,366,383    3,102,936
Investment securities                                  946,180      789,494      927,102      770,845
Loans                                                2,246,328    2,128,392    2,243,347    2,103,382
Deposits                                             3,103,648    2,865,827    3,089,656    2,797,508
Noninterest-bearing deposits                           537,590      472,111      522,468      464,109
Interest-bearing deposits                            2,566,058    2,393,716    2,567,188    2,333,399
Interest-bearing liabilities                         2,840,224    2,676,517    2,837,940    2,651,466
Stockholders' equity                                   284,230      251,949      280,181      245,862

SELECTED YEAR-TO-DATE BALANCES:
Total assets                                        $3,699,160   $3,439,623   $3,699,160   $3,439,623
Interest-earning assets                              3,378,068    3,135,032    3,378,068    3,135,032
Investment securities                                  954,585      817,266      954,585      817,266
Loans                                                2,285,483    2,159,166    2,285,483    2,159,166
Deposits                                             3,119,836    2,901,632    3,119,836    2,901,632
Noninterest-bearing deposits                           564,082      481,455      564,082      481,455
Interest-bearing deposits                            2,555,754    2,420,177    2,555,754    2,420,177
Interest-bearing liabilities                         2,818,029    2,670,416    2,818,029    2,670,416
Stockholders' equity                                   290,968      256,108      290,968      256,108


NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and six months ended June 30, 2002 and 2001.

TABLE 2: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                                               AS OF AND  FOR THE QUARTER ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------
                                                                    INTEREST        YIELD/     CHANGE DUE TO (2)
                                            AVERAGE BALANCE        INC/EXP(1)        RATE     -------------------      NET
                                        ----------------------  ----------------  ----------    YIELD               INCREASE
                                           2002        2001      2002     2001    2002  2001    /RATE     VOLUME   (DECREASE)
                                        ----------  ----------  -------  -------  ----  ----  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                               $2,246,328  $2,128,392  $41,942  $45,481  7.49  8.57  $ (7,956)  $ 4,417   $   (3,539)
Investment securities:
  Taxable                                  933,768     770,317    9,893   10,500  4.25  5.47    (4,080)    3,473         (607)
  Non-taxable                               12,412      19,177      233      391  7.51  8.16        96      (254)        (158)
Federal funds sold                         201,627     230,024      868    2,547  1.73  4.44    (1,433)     (246)      (1,679)
                                        ----------  ----------  -------  -------              ---------  --------  -----------

Total interest-earning assets            3,394,135   3,147,910   52,936   58,919  6.26  7.51   (13,373)    7,390       (5,983)
                                        ----------  ----------  -------  -------              ---------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                    132,663     129,025
Premises and equipment                     103,763      95,601

Other, less allowance for loan
  losses                                    60,211      60,909
                                        ----------  ----------


Total noninterest-earning assets           296,637     285,535
                                        ----------  ----------

TOTAL ASSETS                            $3,690,772  $3,433,445
                                        ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                                $2,566,058  $2,393,716  $14,014  $24,020  2.19  4.02  $(11,893)  $ 1,887   $  (10,006)

Securities sold under
 agreements to repurchase                  223,203     231,838      865    2,067  1.55  3.58    (1,135)      (67)      (1,202)
Long-term debt                              50,963      50,963    1,050    1,050  8.24  8.24         -         -            -
                                        ----------  ----------  -------  -------              ---------  --------  -----------


Total interest-bearing liabilities       2,840,224   2,676,517   15,929   27,137  2.25  4.07   (13,028)    1,820      (11,208)
                                        ----------  ----------  -------  -------              ---------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                            537,590     472,111
Other liabilities                           28,728      32,868
                                        ----------  ----------


Total noninterest-bearing liabilities      566,318     504,979
                                        ----------  ----------


TOTAL LIABILITIES                        3,406,542   3,181,496
                                        ----------  ----------

Stockholders' equity                       284,230     251,949
                                        ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $3,690,772  $3,433,445
                                        ==========  ==========

Net interest spread                                                               4.01  3.44
                                                                                  ====  ====
Net interest margin:                                            $37,007  $31,782              $   (345)  $ 5,570   $    5,225
                                                                =======  =======              =========  ========  ===========
  to average assets                                                               4.02  3.71
                                                                                  ====  ====
  to average interest-earning
    assets                                                                        4.37  4.05
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

TABLE 3: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                                              AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                        ----------------------------------------------------------------------------------------
                                                                     INTEREST         YIELD/     CHANGE DUE TO (2)
                                           AVERAGE BALANCE          INC/EXP(1)         RATE     -------------------      NET
                                        ----------------------  ------------------  ----------    YIELD               INCREASE
                                           2002        2001       2002      2001    2002  2001    /RATE     VOLUME   (DECREASE)
                                        ----------  ----------  --------  --------  ----  ----  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                               $2,243,347  $2,103,382  $ 84,228  $ 90,469  7.57  8.67  $(11,539)  $ 5,298   $   (6,241)
Investment securities:
  Taxable                                  914,162     750,653    19,926    20,861  4.40  5.60    (4,532)    3,597         (935)
  Non-taxable                               12,940      20,192       484       826  7.48  8.18       (71)     (271)        (342)
Federal funds sold                         195,934     228,709     1,668     5,641  1.72  4.97    (3,691)     (282)      (3,973)
                                        ----------  ----------  --------  --------              ---------  --------  -----------

Total interest-earning assets            3,366,383   3,102,936   106,306   117,797  6.37  7.66   (19,833)    8,342      (11,491)
                                        ----------  ----------  --------  --------              ---------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                    141,718     131,680
Premises and equipment                     100,816      94,927

Other, less allowance for loan losses       59,176      64,103
                                        ----------  ----------

Total noninterest-earning assets           301,710     290,710
                                        ----------  ----------

TOTAL ASSETS                            $3,668,093  $3,393,646
                                        ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                                $2,567,188  $2,333,399  $ 29,380  $ 48,142  2.31  4.16  $(21,462)  $ 2,700   $  (18,762)

Securities sold under
 agreements to repurchase                  219,789     267,104     1,685     5,800  1.55  4.38    (3,748)     (367)      (4,115)
Long-term debt                              50,963      50,963     2,099     2,099  8.24  8.24         -         -            -
                                        ----------  ----------  --------  --------              ---------  --------  -----------


Total interest-bearing liabilities       2,837,940   2,651,466    33,164    56,041  2.36  4.26   (25,210)    2,333      (22,877)
                                        ----------  ----------  --------  --------              ---------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                            522,468     464,109
Other liabilities                           27,504      32,209
                                        ----------  ----------

Total noninterest-bearing liabilities      549,972     496,318
                                        ----------  ----------


Total liabilities                        3,387,912   3,147,784
                                        ----------  ----------

Stockholders' equity                       280,181     245,862

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $3,668,093  $3,393,646
                                        ==========  ==========

Interest rate spread                                                                4.01  3.40
                                                                                    ====  ====
Net interest margin:                                            $ 73,142  $ 61,756              $  5,377   $ 6,009   $   11,386
                                                                ========  ========              =========  ========  ===========
  to average assets                                                                 4.02  3.67
                                                                                    ====  ====
  To average interest-earning
    assets                                                                          4.38  4.01
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET  INTEREST  INCOME  (CONTINUED)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Net interest income on a tax equivalent basis increased $5,225 or 16.44% for the quarter ended June 30, 2002, over the comparable period in 2001. Net interest margin to average assets increased from 3.71% for the quarter ended June 30, 2001 to 4.02% for the quarter ended June 30, 2002. This is attributable to a 32 basis point increase in the net interest margin to average interest-earning assets. The mix of interest-earning assets to average total assets remained relatively stable.

Net interest margin to average interest-earning assets increased from 4.05% for the quarter ended June 30, 2001 to 4.37% for the quarter ended June 30, 2002. This was attributable to an increase in the net interest spread from 3.44% for the quarter ended June 30, 2001 to 4.01% for the quarter ended June 30, 2002. The increase in the net interest spread was due to the decrease in the cost of interest-bearing liabilities exceeding the decrease in interest earned on interest-earning assets. The yield on interest-earning assets decreased from 7.51% at June 30, 2002 to 6.26% at June 30, 2001, or 125 basis points, while the cost of interest-bearing liabilities decreased from 4.07% to 2.25%, or 182 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase.

CURRENT YEAR-TO-DATE PERIOD COMPARED TO PRIOR YEAR-TO-DATE PERIOD
-----------------------------------------------------------------
Net interest income on a tax equivalent basis increased $11,386 or 18.44% for the six months ended June 30, 2002, over the comparable period in 2001. Net interest margin to average assets increased from 3.67% for the six months ended June 30, 2001 to 4.02% for the six months ended June 30, 2002. This is attributable to a 37 basis point increase in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets increased from 4.01% for the six months ended June 30, 2001 to 4.38% for the six months ended June 30, 2002. This was attributable to an increase in the net interest spread from 3.40% for the six months ended June 30, 2001 to 4.01% for the six months ended June 30, 2002. The increase in the net interest spread was due to the decrease in the cost of interest-bearing liabilities exceeding the decrease in interest earned on interest-earning assets. The yield on interest-earning assets decreased from 7.66% at June 30, 2001 to 6.37% at June 30, 2002, or 129 basis points, while the cost of interest-bearing liabilities decreased from 4.26% to 2.36%, or 190 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase.

NONINTEREST INCOME AND EXPENSE (DOLLARS IN THOUSANDS)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Noninterest income increased by $1,298 or 11.39% for the quarter ended June 30, 2002, over the comparable period in 2001 due to increases in service charges on deposits, insurance premiums, and commissions and fees from fiduciary activities. Service charges on deposits increased by $1,240 or 19.44% over the comparable period primarily due to overall deposit growth. Insurance premiums earned and commissions and fees from fiduciary activities increased by $219 or 42.61% and $155 or 23.96%, respectively, over the comparable period. The increase was partially offset by a decrease in gain on sale of investment securities of $858.

Noninterest expense increased by $2,419 or 8.17% for the quarter ended June 30, 2002 over the comparable period in 2001 due to increases in salaries and employee benefits expense, net occupancy expense, data processing expense and bankcard processing expense. Salaries and employee benefits expense increased $2,153 or 15.68% over the comparable period primarily due to an increase in the number of employees and merit increases. Net occupancy expense increased by $455 or 25.36% over the comparable period due to an increase in depreciation expense. Data processing expense increased $130 or 5.22% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $118 or 8.47% over the comparable period due to increased bankcard activity. The increase was partially offset by a decrease in amortization of intangibles of $413 or 16.40% due to the run off of goodwill related to former acquisitions.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets improved from a negative 2.13% for the quarter ended June 30, 2001 to a negative 2.10% for the quarter ended June 30, 2002. This was due to a 2 basis point improvement in non-interest expense to average assets and a 1 basis point improvement in non-interest income to average assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NONINTEREST  INCOME  AND  EXPENSE  (CONTINUED)

CURRENT YEAR-TO-DATE PERIOD COMPARED TO PRIOR YEAR-TO-DATE PERIOD
-----------------------------------------------------------------
Noninterest income increased by $951 or 4.12% for the six months ended June 30, 2002, over the comparable period in 2001 due to increases in service charges on deposits, commissions and fees from fiduciary activities and mortgage servicing fees. Service charges on deposits increased by $2,334 or 19.01% over the comparable period, primarily due to overall deposit growth. Commissions and fees from fiduciary activities and mortgage servicing fees increased $380 or 29.87% and $240 or 21.31%, respectively, over the comparable period. The increase was offset by a decrease in gain on sale of investment securities of $2,651.

Noninterest expense increased by $3,836 or 6.65% for the six months ended June 30, 2002 over the comparable period in 2001 due to increases in salaries and employee benefits expense, net occupancy expense, data processing expense and bankcard processing expense. Salaries and employee benefits expense increased $3,169 or 11.75% over the comparable period primarily due to an increase in the number of employees and merit increases. Net occupancy expense increased by $667 or 18.41% over the comparable period due to an increase in depreciation. Data processing expense increased $573 or 12.49% over the comparable period due to the on-going growth realized by Bancorporation. Bankcard processing expense increased by $191 or 7.10% over the comparable period due to increased bankcard activity. The increase was partially offset by a decrease in amortization of intangibles of $763 or 15.11% over the comparable period due to the run off of goodwill related to former acquisitions.

Overall, the noninterest margin (noninterest income less noninterest expense) to average assets remained constant at a negative 2.06% for the six months ended
June  30,  2002  and  for  the  six  months  ended  June  30,  2001.

INCOME TAXES (DOLLARS IN THOUSANDS)

Total income tax expense increased by $1,190 or 31.53% for the quarter ended June 30, 2002 over the comparable period in 2001 due to the increase in net income. Total income tax expense increased by $2,582 or 32.24% for the six months ended June 30, 2002 over the comparable period in 2001 due to the increase in net income. The effective tax rate was 33.5% at June 30, 2002 and June 30, 2001.

                               FINANCIAL CONDITION

INVESTMENT SECURITIES (DOLLARS IN THOUSANDS)

As of June 30, 2002, the investment portfolio totaled $954,585, compared to $817,266 at June 30, 2001. The investment portfolio increased as funds were shifted from federal funds sold to the bond portfolio. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risk. The investment portfolio consisted of 93.07% and 93.16% U.S. government and government agency securities as of June 30, 2002 and June 30, 2001, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)

As of June 30, 2002, loans totaled $2,285,483, compared to $2,159,166 at June 30, 2001, an increase of $126,317, or 5.85%, the result of normal loan growth. Between June 30, 2001 and June 30, 2002, approximately $209 of loans were acquired from other financial institutions. The composition of the loan portfolio has not shifted significantly since June 30, 2001. Loan growth was funded through core deposits and short-term borrowed funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (CONTINUED)

It is the policy of Bancorporation to maintain an allowance for loan losses to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the six months ended June 30, 2002 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of June 30, 2002 and 2001 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.


                                    AS OF AND FOR THE      AS OF AND FOR THE
                                     QUARTER  ENDED        SIX MONTHS ENDED
                                        JUNE  30,              JUNE  30,
                                ----------------------  ----------------------
ALLOWANCE FOR LOAN LOSSES:         2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
Balance at beginning of period  $  39,722   $  37,197   $  40,259   $  37,001
Provision for loan losses           2,571       1,979       3,461       2,603
                                ----------  ----------  ----------  ----------
Charge-offs                        (1,923)     (1,094)     (3,799)     (1,861)
Recoveries                            370         377         819         716
                                ----------  ----------  ----------  ----------
Net charge-offs                    (1,553)       (717)     (2,980)     (1,145)
                                ----------  ----------  ----------  ----------
Balance at end of period        $  40,740   $  38,459   $  40,740   $  38,459
                                ----------  ----------  ----------  ----------

Nonperforming assets            $   7,591   $   5,177   $   7,591   $   5,177

Annualized net charge-offs to:
  Average loans                       .28%        .13%        .27%        .11%
  Loans at end of period              .27%        .13%        .26%        .11%
  Allowance for loan losses         15.25%       7.46%      14.63%       5.95%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $218,204 or 7.52% from June 30, 2001 to June 30, 2002. Between June 30, 2001 and June 30, 2002, approximately $45,330 of deposits were acquired from other financial institutions. Average deposits were $3,089,656 and $2,797,508 at June 30, 2002 and June 30, 2001, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings increased $12,036 or 6.04% from June 30, 2001 to June 30, 2002. Average short-term borrowings were $219,789 and $267,104 at June 30, 2002 and June 30, 2001, respectively.

CAPITAL  RESOURCES

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at June 30, 2002 and 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

CAPITAL  RESOURCES  (CONTINUED)

CAPITAL RATIOS                                            June 30,
                                                      --------------
                                                       2002    2001
                                                      ------  ------
Tier I leverage ratio                                  7.68%   7.13%
Total risk-based capital ratio                        12.94%  12.31%
  Tier I                                              11.68%  11.06%
  Tier II                                              1.26%   1.25%


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

Not  Applicable.

Item  3.  Defaults  upon  Senior  Securities

Not  Applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

The annual meeting of shareholders of Registrant was held on April 24, 2002. At the meeting, Shareholders voted to elect 18 directors for terms of one year or until their respective successors are duly elected and qualified for 2002. The 18 Nominees, listed below, were elected as Directors for a term of 1 year.

           Nominees          For    Withheld  Broker Non-Votes
     --------------------  -------  --------  ----------------
          C.H. Ames        817,234   2,352             -
          J.B. Apple       812,103   2,624           4,859
        R.W. Blackmon      817,305   2,281             -
         P.M. Bristow      812,103   2,624           4,859
        G.H. Broadrick     817,305   2,281             -
       W.C. Cottingham     816,744   2,842             -
          D.E. Dukes       817,305   2,281             -
      W.E. Hancock, III    817,305   2,281             -
         R.B. Haynes       817,305   2,281             -
         W.E. Haynes       817,305   2,281             -
        L.M. Henderson     817,305   2,281             -
         F.B. Holding      812,135   2,592           4,859
         D.H. Jordan       817,305   2,281             -
      C.S. McLaurin, III   812,103   2,624           4,859
     N.W. Morrisette, Jr.  817,305   2,281             -
         E.P. Palmer       817,305   2,281             -
         W.E. Sellars      817,305   2,281             -
        H.F. Sherrill      817,305   2,281             -

No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees listed in the Proxy Statement.

Item  5.  Other  Information

Registrant announced on July 5, 2002, that it has entered into an Agreement and Plan of Reorganization and Merger with CB Financial Corp. ("CBF"), a bank holding company headquartered in Warrenton, Georgia which is the parent company of Citizens Bank of Warrenton. Under the agreement, CBF will be merged into Registrant, and Citizens Bank of Warrenton will become a subsidiary of Registrant.

Citizens Bank of Warrenton is a state-chartered bank with two full service offices in Warrenton and Thomson, Georgia. As of June 30, 2002, CBF had total consolidated assets of $43.63 million and total consolidated deposits of $39.09 million.

The transaction, which is subject to the approval of shareholders of CBF and receipt of required regulatory approvals, is expected to be completed during the third or fourth quarter of 2002.

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

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FIRST  CITIZENS  BANCORPORATION
                                         OF  SOUTH  CAROLINA,  INC.
                                         (Registrant)


Dated: August 14, 2002                    By:  /s/  Craig L. Nix
      ----------------                        --------------------------------
                                              Craig L. Nix
                                              (Chief Financial Officer)


                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

     The undersigned hereby certifies that, to his knowledge, (I) the Form 10-Q filed by First Citizens Bancorporation of South Carolina, Inc. (the "Company") for the quarter ended June 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (II) the information contained in that report fairly presents, in all material respects, the financial condition at June 30, 2002, June 30, 2001, and December 31, 2001, and the results of operations of the Company for the six months and quarter ended June 30, 2002 and June 30, 2001.


Date: August 14, 2002                   /s/ Jim B. Apple
                                      ---------------------------------------
                                            Jim B. Apple
                                            (Chief Executive Officer)


Date: August 14, 2002                   /s/ Craig L. Nix
                                      ---------------------------------------
                                            Craig L. Nix
                                            Chief Financial Officer