Form 10-Q
period 2002-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2002-11-14
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 2002          Commission File Number 0-11172


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at October 31, 2002
             -----                           -------------------------------

VOTING COMMON STOCK, $5.00 PAR VALUE                   875,396 SHARES
NON-VOTING COMMON STOCK, $5.00 PAR VALUE                36,409 SHARES

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)



                                                                     SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                         2002             2001            2001
                                                                    ---------------  --------------  ---------------
ASSETS
Cash and due from banks                                             $      146,033   $     157,998   $      133,670
Federal funds sold                                                          74,800          97,900           97,600
                                                                    ---------------  --------------  ---------------
Total cash and cash equivalents                                            220,833         255,898          231,270
                                                                    ---------------  --------------  ---------------
Investment securities:
    Held-to-maturity, at amortized cost (fair value;
     September 30, 2002-$22,220; December 31,
     2001-$23,729; and September 30, 2001-$26,260)                          21,582          23,309           25,710
    Available-for-sale, at fair value                                      861,418         876,446          852,678
                                                                    ---------------  --------------  ---------------
Total investment securities                                                883,000         899,755          878,388
                                                                    ---------------  --------------  ---------------

Gross loans                                                              2,369,770       2,262,283        2,223,081
    Less: Allowance for loan losses                                        (42,285)        (40,259)         (39,629)
                                                                    ---------------  --------------  ---------------
Net loans                                                                2,327,485       2,222,024        2,183,452
                                                                    ---------------  --------------  ---------------
Premises and equipment                                                     106,927          97,497           98,132
Interest receivable                                                         18,877          20,011           23,901
Intangible assets                                                           37,586          43,648           45,970
Other assets                                                                44,587          35,847           33,237
                                                                    ---------------  --------------  ---------------
             TOTAL ASSETS                                           $    3,639,295   $   3,574,680   $    3,494,350
                                                                    ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
    Demand                                                          $      568,107   $     507,930   $      492,639
    Time and savings                                                     2,553,315       2,507,024        2,439,272
                                                                    ---------------  --------------  ---------------
Total deposits                                                           3,121,422       3,014,954        2,931,911

Securities sold under agreements to repurchase                             146,023         214,023          220,235
Long-term debt                                                              50,963          50,963           50,963
Other liabilities                                                           24,509          23,825           25,780
                                                                    ---------------  --------------  ---------------
       TOTAL LIABILITIES                                                 3,342,917       3,303,765        3,228,889
                                                                    ---------------  --------------  ---------------
       Commitments and contingencies                                            --              --               --

STOCKHOLDERS' EQUITY:
    Preferred stock                                                          3,173           3,201            3,201
    Non-voting common stock - $5.00 par value, authorized
       1,000,000; issued and outstanding September 30, 2002,
       December 31, 2001 and September 30, 2001 - 36,409                       182             182              182
     Voting common stock - $5.00 par value, authorized 2,000,000;
       issued and outstanding September 30, 2002 - 875,914;
      December 31, 2001 - 889,540; and September 30, 2001                    4,380           4,448            4,478
     - 895,654
    Surplus                                                                 65,081          65,081           65,081
    Undivided profits                                                      203,269         178,399          170,968
    Accumulated other comprehensive income, net of taxes                    20,293          19,604           21,551
                                                                    ---------------  --------------  ---------------
         TOTAL STOCKHOLDERS' EQUITY                                        296,378         270,915          265,461
                                                                    ---------------  --------------  ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    3,639,295   $   3,574,680   $    3,494,350
                                                                    ===============  ==============  ===============


           SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)


                                                        FOR THE               FOR THE
                                                     QUARTER ENDED       NINE MONTTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------  ----------------------
                                                     2002      2001       2002        2001
                                                   --------  --------  ----------  ----------
INTEREST INCOME:
   Interest and fees on loans                      $ 42,213  $ 45,582  $  126,016  $  135,681
   Interest on investment securites:
      Taxable                                         9,362    10,915      29,289      31,770
      Non-taxable                                       141       237         456         774
   Federal funds sold                                   326     1,422       1,993       7,065
                                                   --------  --------  ----------  ----------
Total interest income                                52,042    58,156     157,754     175,290
                                                   --------  --------  ----------  ----------

INTEREST EXPENSE:
   Interest on deposits                              13,110    22,133      42,490      70,274
   Interest on short-term borrowings                    714     1,705       2,399       7,507
   Interest on long-term debt                         1,050     1,050       3,149       3,149
                                                   --------  --------  ----------  ----------
Total interest expense                               14,874    24,888      48,038      80,930
                                                   --------  --------  ----------  ----------

Net interest income                                  37,168    33,268     109,716      94,360
Provision for loan losses                             3,518     2,583       6,979       5,186
                                                   --------  --------  ----------  ----------
Net interest income after
   provision for loan losses                         33,650    30,685     102,737      89,174
                                                   --------  --------  ----------  ----------

NONINTEREST INCOME:
   Service charges on deposits                        8,000     6,706      22,674      19,054
   Commissions and fees from fiduciary activities     1,013       702       2,664       1,975
   Fees for other customer services                     359       303       1,098         875
   Mortgage income                                    1,617     1,022       3,705       2,892
   Bankcard discount and fees                         1,583     1,480       4,311       4,075
   Insurance premiums                                   708       629       1,741       1,544
   Gain on sale of investment securities                228       886         228       3,537
   Other                                                566       505       1,696       1,377
                                                   --------  --------  ----------  ----------
Total noninterest income                             14,074    12,233      38,117      35,329
                                                   --------  --------  ----------  ----------

NONINTEREST EXPENSE:
   Salaries and employee benefits                    16,749    13,638      46,887      40,604
   Net occupancy expense                              2,301     2,091       6,689       5,773
   Furniture and equipment expense                    1,534     1,471       4,395       4,323
   Bankcard processing fees                           1,674     1,428       4,558       4,117
   Data processing fees                               2,586     2,516       7,745       7,101
   Professional services                                442       398       1,240       1,542
   Amortization expense                               3,074     2,587       8,200       7,898
   Donations                                            146     1,332         252       2,084
   Other                                              5,129     5,130      15,187      14,829
                                                   --------  --------  ----------  ----------
Total noninterest expense                            33,635    30,591      95,153      88,271
                                                   --------  --------  ----------  ----------
Income before income tax expense                     14,089    12,327      45,701      36,232
Income tax expense                                    4,720     3,791      15,310      11,799
                                                   --------  --------  ----------  ----------
NET INCOME                                         $  9,369  $  8,536  $   30,391  $   24,433
                                                   ========  ========  ==========  ==========

NET INCOME PER COMMON SHARE -
    BASIC AND DILUTED                              $  10.19  $   9.10  $    32.92  $    25.99
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING-BASIC AND DILUTED            915,576   933,857     919,321     934,882


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS  IN  THOUSANDS)


                                               NON-                                       ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2000     $    3,219   $   182  $ 4,499   $ 65,081  $  148,502   $       12,210   $ 233,693
Comprehensive income:
  Net income                                                                   24,433                       24,433
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $5,029                                                                             9,341       9,341
                                                                                                         ----------
Total comprehensive income                                                                                  33,774
                                                                                                         ----------
Reacquired preferred stock              (18)                                       (1)                         (19)
Reacquired voting common stock                             (21)                (1,168)                      (1,189)
Common stock dividends                                                           (674)                        (674)
Preferred stock dividends                                                        (124)                        (124)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2001         3,201       182    4,478     65,081     170,968           21,551     265,461
Comprehensive income:
  Net income                                                                    9,443                        9,443
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $1,048                                                                          (1,947)     (1,947)
                                                                                                         ----------
Total comprehensive income                                                                                   7,496
                                                                                                         ----------
Reacquired voting common stock                             (30)                (1,746)                      (1,776)
Common stock dividends                                                           (224)                        (224)
Preferred stock dividends                                                         (42)                         (42)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2001          3,201       182    4,448     65,081     178,399           19,604     270,915
Comprehensive income:
  Net income                                                                   30,391                       30,391
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $371                                                                                 689         689
                                                                                                         ----------
Total comprehensive income                                                                                  31,080
                                                                                                         ----------
Reacquired preferred stock              (28)                                       (3)                         (31)
Reacquired voting common stock                             (68)                (4,722)                      (4,790)
Common stock dividends                                                           (673)                        (673)
Preferred stock dividends                                                        (123)                        (123)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2002    $    3,173   $   182  $ 4,380   $ 65,081  $  203,269   $       20,293   $ 296,378
                                 ===========  =======  ========  ========  ===========  ===============  ==========


       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA AND SUBSIDIARY
============================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                             FOR THE
                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         2002        2001
                                                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $  30,391   $  24,433
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses                                                           6,979       5,186
      Depreciation and amortization                                                      13,848      12,939
      Amortization of investment securities                                                 743         455
      Change in deferred taxes                                                             (528)        (60)
      Loss/(Gain) on sale of premises and equipment                                          53         (84)
      Decrease in accrued interest receivable                                             1,134         212
      Decrease in accrued interest payable                                               (3,940)       (289)
      Origination of mortgage loans held-for-resale                                    (210,427)   (207,097)
      Proceeds from sales of mortgage loans held-for-resale                             242,294     185,096
      Gain on sales of mortgage loans held-for-resale                                    (1,624)     (1,184)
      Gain on sales of investment securities                                               (228)     (3,537)
      (Increase)/Decrease in other assets                                                (8,822)        170
      Increase/(Decrease) in other liabilities                                            4,624      (5,338)
                                                                                      ----------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                             74,497      10,902
                                                                                      ======================

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net increase in loans                                                            (144,840)   (122,079)
      Calls, maturities and prepayments of investment securities, available-for-sale    357,716     356,658
      Purchases of investment securities, available-for-sale                           (341,400)   (484,428)
      Calls, maturities and prepayments of investment securities, held-to-maturity        3,231      12,348
      Purchases of investment securities, held-to-maturity                               (2,247)     (4,994)
      Proceeds from sales of premises and equipment                                          90         693
      Purchases of premises and equipment                                               (15,221)    (10,504)
      Decrease/(Increase) in other real estate owned                                        454        (572)
      Increase in intangible assets                                                        (196)     (5,572)
      Purchase of institutions, net of cash acquired                                          -      45,980
                                                                                      ----------------------
         NET CASH USED IN INVESTING ACTIVITIES                                         (142,413)   (212,470)
                                                                                      ======================

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in deposits                                                          106,468     330,702
      Decrease in federal funds purchased and securities sold
         under agreements to repurchase                                                 (68,000)   (148,983)
      Cash dividends paid                                                                  (796)       (798)
      Cash paid to reacquire preferred stock                                                (31)        (19)
      Cash paid to reacquire common stock                                                (4,790)     (1,189)
                                                                                      ----------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       32,851     179,713
                                                                                      ======================

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (35,065)    (21,855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        255,898     253,125
                                                                                      ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 220,833   $ 231,270
                                                                                      ======================

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

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial preparation. In the opinion of management, all material adjustments necessary to present fairly the financial position of Bancorporation as and for each of the periods presented, and all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on shareholders' equity or net income.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after September 30, 2001. Bancorporation adopted SFAS No. 142 effective January 1, 2002, the impact of which was not material.

NEW  ACCOUNTING  STANDARDS

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs will be accounted for consistently, resulting in comparability among financial statements of different entities. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Bancorporation will adopt SFAS No. 143 on January 1, 2003. The adoption of this Statement is not expected to have a material impact on Bancorporation's financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued during the third quarter of 2001. SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which previously governed impairment of long-lived assets, and the portions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Usual and Infrequently Occurring Events and Transactions," which addressed the disposal of a business segment. This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions. Bancorporation adopted SFAS No. 144 effective January 1, 2002, and it did not have a material impact on Bancorporation's financial position or results of operations.

In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds Statements No. 4 and 64, "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." The Statement also rescinds Statement No, 44,
"Accounting for Intangible Assets of Motor Carriers," which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete. The Statement also amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement makes various technical corrections to existing pronouncements, which are not considered substantive.

The provisions of this Statement relating to the rescission of Statement No. 4 and 64 are effective for fiscal years beginning after May 15, 2002. Additionally, there is retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that does not meet the criteria in Opinion No. 30, requiring reclassification of the gain or loss with the exception of the rescission of Statement No. 4 and 64, which will eliminate the extraordinary treatment for extinguishment of debt, will be adopted January 1, 2003. Bancorporation does not expect the remaining provisions of this Statement to have a material impact on Bancorporation's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on Bancorporation's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and Interpretation No. 9." Except for transactions between two or more mutual enterprises, this Statement removes financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounting for in accordance with SFAS No. 141 and 142. Additionally, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Bancorporation adopted the Statement effective October 1, 2002, and it did not have a material impact on Bancorporation's financial position or results of operations.

FORWARD-LOOKING  STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporation's customers, actions of government regulators, the level of market interest rates, and general economic conditions.

GOODWILL  AND  OTHER  INTANGIBLES  (DOLLARS  IN  THOUSANDS)

In accordance with SFAS No.142, no goodwill amortization was recorded for the nine months ended September 30, 2002. Goodwill amortization expense for the nine months and quarter ended September 30, 2001 was $171 and $57, respectively. At September 30, 2002, the total carrying amount of intangible assets not subject to amortization was $3,217. The discontinuation of amortization of goodwill has had an immaterial effect on Bancorporation's consolidated financial statements.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation's consolidated financial statements, all of which are being amortized:

                                   AS OF           AS OF            AS OF
                               SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                   2002             2001            2001
                              ---------------  --------------  ---------------
CORE DEPOSIT INTANGIBLES:

Gross carrying value          $      102,498   $     102,362   $      102,326
Accumulated amortization             (68,129)        (61,930)         (59,624)
                              ---------------  --------------  ---------------
  Balance at end of period    $       34,369   $      40,432   $       42,702
                              ===============  ==============  ===============

Amortization expense on core deposit intangibles was $6,258 and $7,316 for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense on core deposit intangibles was $1,973 and $2,382 for the quarter ended September 30, 2002 and 2001, respectively.

Bancorporation projects the following aggregate amortization expense:

               2002           $8,088
               2003           $6,905
               2004           $6,398
               2005           $4,999
               2006           $3,325


MERGERS  AND  ACQUISITIONS

There were no mergers or acquisitions completed during the quarter ended September 30, 2002.

On July 3, 2002, Bancorporation entered into an Agreement and Plan of Reorganization and Merger with CB Financial Corp. ("CBF"). CBF is a Georgia corporation, which operates as a registered bank holding company and owns all the outstanding shares of common stock of Citizens Bank, an insured, state-chartered Georgia bank headquartered in Warrenton, Georgia. Citizens Bank operates two banking offices in McDuffie and Warren counties. As of September 30, 2002, CBF has total unaudited deposits and loans of $40,000 and $19,000, respectively. The merger was completed effective October 1, 2002.

On July 15, 2002, First-Citizens Bank and Trust of South Carolina ("Bank") entered into a Branch Purchase and Assumption Agreement to acquire two branches from an unrelated financial institution with estimated total deposits and loans of $17,000 and $3,000, respectively. On October 25, 2002, the Bank completed its acquisition of one of the aforementioned branches. Total deposits and loans acquired were $9,101 and $2,213, respectively. The acquisition of the other branch is expected to be completed during the first quarter of 2003.

On September 17, 2002, the Bank signed a Letter of Intent to merge with First Banks, Inc. ("First Banks"), a two-bank holding company headquartered in Carnesville, Georgia, which is the parent company of First Bank and Trust and The Bank of Toccoa. As of September 30, 2002, First Banks had total unaudited consolidated assets, net loans and deposits of $253,157, $189,451 and $209,298, respectively.

SUBSEQUENT  EVENTS  (DOLLARS  IN  THOUSANDS)

On October 23, 2002, Bancorporation's Board of Directors declared a $.25 dividend on common stock to shareholders of record on November 1, 2002, payable November 15, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS



SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and nine months ended September 30, 2002 totaled $9,369, or $10.19 per common share and $30,391, or $32.92 per common share, respectively. Net income for the quarter and nine months ended September 30, 2001 totaled $8,536, or $9.10 per common share and $24,433, or $25.99 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended September 30, 2002 were a $2,965 or 9.66% increase in net interest income after provision for loan losses, and a $1,841 or 15.05% increase in noninterest income. These favorable changes were partially offset by a $3,044 or 9.95% increase in noninterest expense, and a $929 or 24.51% increase in income tax expense.

The primary factors affecting the increase in net income for the nine months ended September 30, 2002 were a $13,563 or 15.21% increase in net interest income after provision for loan losses, and a $2,788 or 7.89% increase in noninterest income. These favorable changes were partially offset by a $6,882 or 7.80% increase in noninterest expense, and a $3,511 or 29.76% increase in income tax expense.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarter ended September 30, 2002 and September 30, 2001 was 12.57% and 12.98%, respectively. Return on assets increased from .97% to 1.01% for the quarter ended September 30, 2001 and September 30, 2002, respectively. The increase in return on assets was due to a 18 basis point increase in net interest margin after provision for loan losses to average assets, partially offset by a 4 basis point decline in non-interest margin (noninterest expense less noninterest income) to average assets and an increase of 10 basis points in income tax expense to average assets.

Return on average stockholders' equity for the nine months ended September 30, 2002 and September 30, 2001 was 14.24% and 13.02%, respectively. The increase was primarily the result of an increase in return on assets from .95% to 1.11% for the nine months ended September 30, 2001 and September 30, 2002, respectively. The increase in return on assets was due to a 27 basis point increase in net interest margin after provision for loan losses to average assets. This was partially offset by a 2 basis point decline in noninterest margin to average assets and an increase of 10 basis points in income tax expense to average assets.

Individual components of net income are discussed further in the following sections.

Table 1 provides summary information on selected ratios, average and year-to-date balances.

TABLE  1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)


                                                       AS OF AND FOR THE       AS OF AND FOR THE
                                                         QUARTER ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                    ------------------------  ------------------------
SELECTED RATIOS:                                        2002         2001         2002         2001
                                                    -----------  -----------  -----------  -----------
Return on average assets                                  1.01%         .97%        1.11%         .95%
Return on average stockholders' equity                   12.57%       12.98%       14.24%       13.02%

Return on average common stockholders' equity            12.70%       13.14%       14.40%       13.19%
Yield on average interest-earning assets (tax
  equivalent)                                             4.43%        4.16%        4.40%        4.06%
Average loans to average deposits                        75.27%       74.69%       73.54%       75.01%
Nonperforming assets to total loans                        .30%         .25%         .31%         .25%
Allowance for loan losses to total loans                  1.78%        1.78%        1.78%        1.78%

Allowance for loan losses to nonperforming assets          N/A          N/A        5.99x        7.29x
Average stockholders' equity to average total
  assets                                                  8.10%        7.46%        7.79%        7.32%

Common stockholders' equity to total assets               8.06%        7.51%        8.06%        7.51%

Dividends per common share                          $     0.25   $     0.25   $     0.75   $     0.75
Total risk-based capital ratio                             N/A          N/A        12.89%       12.25%
Tier I risk-based capital ratio                            N/A          N/A        11.63%       11.01%
Tier I leverage ratio                                      N/A          N/A         7.95%        7.19%

SELECTED AVERAGE BALANCES:
Total assets                                        $3,651,191   $3,495,962   $3,662,395   $3,428,205
Interest-earning assets                              3,354,754    3,199,731    3,363,513    3,135,556
Investment securities                                  946,242      852,820      933,552      798,470
Loans                                                2,332,854    2,190,061    2,274,560    2,132,593
Deposits                                             3,099,334    2,932,046    3,092,917    2,842,923
Noninterest-bearing deposits                           550,451      487,866      531,898      472,191
Interest-bearing deposits                            2,548,883    2,444,180    2,561,019    2,370,732
Interest-bearing liabilities                         2,776,401    2,714,707    2,817,201    2,672,778
Stockholders' equity                                   295,755      260,880      285,429      250,923

SELECTED YEAR-TO-DATE BALANCES:
Total assets                                        $3,639,295   $3,494,350   $3,639,295   $3,494,350
Interest-earning assets                              3,327,570    3,199,070    3,327,570    3,199,070
Investment securities                                  883,000      878,388      883,000      878,388
Loans                                                2,369,770    2,223,081    2,369,770    2,223,081
Deposits                                             3,121,422    2,931,911    3,121,422    2,931,911
Noninterest-bearing deposits                           568,107      492,639      568,107      492,639
Interest-bearing deposits                            2,553,315    2,439,272    2,553,315    2,439,272
Interest-bearing liabilities                         2,750,301    2,710,470    2,750,301    2,710,470
Stockholders' equity                                   296,378      265,461      296,378      265,461

NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and nine months ended September 30, 2002 and 2001.

TABLE 2: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                           AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30,
                                           ---------------------------------------------

                                                                                      YIELD/        CHANGE DUE TO (2)
                                   AVERAGE BALANCE        INTEREST INC/EXP (1)         RATE        ------------------     NET
                                ----------------------  ------------------------  --------------    YIELD               INCREASE
                                   2002        2001        2002         2001       2002    2001     /RATE     VOLUME   (DECREASE)
                                ----------  ----------  -----------  -----------  -------  -----  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                       $2,332,854  $2,190,061  $    42,417  $    45,761    7.21%  8.29%  $ (5,918)  $ 2,574   $   (3,344)
Investment securities:
  Taxable                          934,594     834,636        9,362       10,915    3.97   5.19     (2,545)      992       (1,553)
  Non-taxable                       11,648      18,184          218          365    7.49   8.03        (25)     (122)        (147)
Federal funds sold                  75,658     156,850          326        1,422    1.71   3.60       (749)     (347)      (1,096)
                                ----------  ----------  -----------  -----------                  ---------  --------  -----------

Total interest-earning
assets                           3,354,754   3,199,731       52,323       58,463    6.19   7.25     (9,237)    3,097       (6,140)
                                ----------  ----------  -----------  -----------                  ---------  --------  -----------

NONINTEREST-EARNING
ASSETS:
Cash and due from banks            133,714     137,274
Premises and equipment             105,191      97,676
Other, less allowance for
loan losses                         57,532      61,281
                                ----------  ----------

Total noninterest-earning
assets                             296,437     296,231
                                ----------  ----------

TOTAL ASSETS                    $3,651,191  $3,495,962
                                ----------  ----------

INTEREST-BEARING
LIABILITIES:
Deposits                        $2,548,883  $2,444,180  $    13,110  $    22,133    2.04%  3.59%  $ (9,557)  $   534   $   (9,023)
Securities sold under
 agreements to repurchase          176,555     219,564          714        1,705    1.60   3.08       (819)     (172)        (991)
Long-term debt                      50,963      50,963        1,050        1,050    8.24   8.24          -         -            -
                                ----------  ----------  -----------  -----------                  ---------  --------  -----------


Total interest-bearing
liabilities                      2,776,401   2,714,707       14,874       24,888    2.13   3.64    (10,376)      362      (10,014)
                                ----------  ----------  -----------  -----------                  ---------  --------  -----------

NONINTEREST-BEARING
LIABILITIES:
Demand deposits                    550,451     487,866
Other liabilities                   28,584      32,509
                                ----------  ----------


Total noninterest-bearing
liabilities                        579,035     520,375
                                ----------  ----------


TOTAL LIABILITIES                3,355,436   3,235,082
                                ----------  ----------

Stockholders' equity               295,755     260,880
                                ----------  ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $3,651,191  $3,495,962
                                ==========  ==========

Net interest spread                                                                 4.06%  3.61%
                                                                                  =======  =====
Net interest margin:                                    $    37,449  $    33,575                  $  1,139   $ 2,735   $    3,874
                                                        ===========  ===========                  =========  ========  ===========
  to average assets                                                                 4.07%  3.81%
                                                                                  =======  =====
  to average interest-earning
    assets                                                                          4.43%  4.16%
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

TABLE 3: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCE (DOLLARS IN THOUSANDS)

                                       AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------

                                                                                   YIELD/       CHANGE DUE TO (2)
                                 AVERAGE BALANCE       INTEREST INC/EXP (1)         RATE       -------------------     NET
                             ----------------------  ------------------------  --------------   YIELD                INCREASE
                                2002        2001        2002         2001       2002    2001     /RATE     VOLUME   (DECREASE)
                             ----------  ----------  -----------  -----------  -------  -----  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                    $2,274,560  $2,132,593  $   126,644  $   136,230    7.44%  8.54%  $(17,508)  $ 7,922   $   (9,586)
Investment securities:
  Taxable                       921,047     778,955       29,289       31,770    4.25   5.45     (7,010)    4,529       (2,481)
  Non-taxable                    12,505      19,515          703        1,191    7.50   8.14        (94)     (394)        (488)
Federal funds sold              155,401     204,493        1,993        7,065    1.71   4.62     (4,442)     (630)      (5,072)
                             ----------  ----------  -----------  -----------                  ---------  --------  -----------

Total interest-earning
assets                        3,363,513   3,135,556      158,629      176,256    6.31   7.52    (29,054)   11,427      (17,627)
                             ----------  ----------  -----------  -----------                  ---------  --------  -----------

NONINTEREST-EARNING
ASSETS:
Cash and due from banks         139,085     133,645
Premises and equipment          102,290      95,853
Other, less allowance for
loan losses                      57,507      63,151
                             ----------  ----------

Total noninterest-earning
assets                          298,882     292,649
                             ----------  ----------

TOTAL ASSETS                 $3,662,395  $3,428,205
                             ----------  ----------

INTEREST-BEARING
LIABILITIES:
Deposits                     $2,561,019  $2,370,732  $    42,490  $    70,274    2.22%  3.96%  $(30,952)  $ 3,168   $  (27,784)
Securities sold under
  agreements to repurchase      205,219     251,083        2,399        7,507    1.56   4.00     (4,571)     (537)      (5,108)
Long-term debt                   50,963      50,963        3,149        3,149    8.24   8.24          -         -            -
                             ----------  ----------  -----------  -----------                  ---------  --------  -----------

Total interest-bearing
liabilities                   2,817,201   2,672,778       48,038       80,930    2.28   4.05    (35,523)    2,631      (32,892)
                             ----------  ----------  -----------  -----------                  ---------  --------  -----------

NONINTEREST-BEARING
LIABILITIES:
Demand deposits                 531,898     472,191
Other liabilities                27,867      32,313
                             ----------  ----------

Total noninterest-
bearing
liabilities                     559,765     504,504
                             ----------  ----------


Total liabilities             3,376,966   3,177,282
                             ----------  ----------

Stockholders' equity            285,429     250,923
                             ----------  ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY         $3,662,395  $3,428,205
                             ==========  ==========

Interest rate spread                                                             4.03%  3.47%
                                                                               =======  =====
Net interest margin:                                 $   110,591  $    95,326                  $  6,469   $ 8,796   $   15,265
                                                     ===========  ===========                  =========  ========  ===========
   to average assets                                                             4.04%  3.72%
                                                                               =======  =====
   to average interest
   -earning assets                                                               4.40%  4.06%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET INTEREST INCOME (CONTINUED)

CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER
----------------------------------------------
Net interest income on a tax equivalent basis increased $3,874 or 11.54% for the quarter ended September 30, 2002, over the comparable period in 2001. Net interest margin to average assets increased from 3.81% for the quarter ended September 30, 2001 to 4.07% for the quarter ended September 30, 2002. This is attributable to a 27 basis point increase in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets increased from 4.16% for the quarter ended September 30, 2001 to 4.43% for the quarter ended September 30, 2002. This was primarily attributable to an increase in the net interest spread from 3.61% for the quarter ended September 30, 2001 to 4.06% for the quarter ended September 30, 2002. The increase in the net interest spread was due to the decrease in the cost of interest-bearing liabilities exceeding the decrease in interest earned on interest-earning assets. The yield on interest-earning assets decreased from 7.25% for the quarter ended September 30, 2002 to 6.19% for the quarter ended September 30, 2001, or by 106 basis points, while the cost of interest-bearing liabilities decreased from 3.64% to 2.13%, or by 151 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. Decreases in yields and rates are due to the declining interest rate environment.

CURRENT  YEAR-TO-DATE  PERIOD  COMPARED  TO  PRIOR  YEAR-TO-DATE  PERIOD
------------------------------------------------------------------------
Net interest income on a tax equivalent basis increased $15,265 or 16.01% for the nine months ended September 30, 2002, over the comparable period in 2001. Net interest margin to average assets increased from 3.72% for the nine months ended September 30, 2001 to 4.04% for the nine months ended September 30, 2002. This is attributable to a 34 basis point increase in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets increased from 4.06% for the nine months ended September 30, 2001 to 4.40% for the nine months ended September 30, 2002. This was primarily attributable to an increase in the net interest spread from 3.47% for the nine months ended September 30, 2001 to 4.03% for the nine months ended September 30, 2002. The increase in the net interest spread was due to the decrease in the cost of interest-bearing liabilities exceeding the decrease in interest earned on interest-earning assets. The yield on interest-earning assets decreased from 7.52% for the nine months September 30, 2001 to 6.31% for the nine months ended September 30, 2002, or by 121 basis points, while the cost of interest-bearing liabilities decreased from 4.05% to 2.28%, or by 177 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. Decreases in yields and rates are due to the declining interest rate environment.

NONINTEREST  INCOME  AND  EXPENSE  (DOLLARS  IN  THOUSANDS)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------
Noninterest income increased by $1,841 or 15.05% for the quarter ended September 30, 2002, over the comparable period in 2001 primarily due to increases in service charges on deposits, mortgage income, and commissions and fees from fiduciary activities, offset by a decrease in gains from the sale of investment securities. Service charges on deposits increased by $1,294 or 19.30% over the comparable period primarily due to overall deposit growth and an increase in NSF fees. These increases were partially offset by a decrease in gain on sale of investment securities of $658. Mortgage income increased by $595, or 58.22%, due to a $459 and a $135 increase in the gain on sale of mortgage loans and servicing income, respectively. Commissions and fees from fiduciary activities increased by $311, or 44.30%, primarily due to increased trust income.

Noninterest  expense  increased  by  $3,044,  or  9.95%,  for  the quarter ended
September 30, 2002 over the comparable period in 2001 due to increases in salaries and employee benefits and amortization of intangibles. These increases were offset by a decrease in donations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NONINTEREST  INCOME  AND  EXPENSE  (CONTINUED)

Salaries and employee benefits increased by $3,111, or 22.81%, during the quarter primarily due to an increase in the number of employees, merit increases and increasing health insurance costs. Amortization of intangibles increased by $487, or 18.82%, due primarily to $820 of impairment recorded on Bancorporation's mortgage servicing rights during the quarter. The effect on amortization was offset by a decline in amortization expense related to the run-off of core deposit intangibles on former branch acquisitions.

In 2001, Bancorporation funded First Citizens Foundation through the sale of certain of its equity securities to make charitable donations. The increases in noninterest expense noted above were offset by a $1,186 decrease in donations during the quarter. The donations in 2001 were primarily funded through Bancorporation's security gains in 2001.


CURRENT  YEAR-TO-DATE  PERIOD  COMPARED  TO  PRIOR  YEAR-TO-DATE  PERIOD
------------------------------------------------------------------------
Noninterest income increased by $2,788 or 7.89% for the nine months ended September 30, 2002, over the comparable period in 2001 due to increases in service charges on deposits, mortgage income and commissions and fees from fiduciary activities. Service charges on deposits increased by $3,620 or 19.00% over the comparable period, primarily due to overall deposit growth and an increase in NSF fees. Mortgage income increased by $813, or 28.11%, due to a $440 and $373 increase in the gain on sale of mortgage loans and servicing income, respectively. Commissions and fees from fiduciary activities increased by $689, or 34.89%, primarily due to increased trust income.

Noninterest  expense  increased  by  $6,882  or  7.80% for the nine months ended
September 30, 2002 over the comparable period in 2001 due to increases in salaries and employee benefits expense, net occupancy expense, and data processing expense. Salaries and employee benefits expense increased $6,283 or 15.47% over the comparable period primarily due to an increase in the number of employees, merit increases and increased health insurance costs. Net occupancy expense increased by $916 or 15.87% over the comparable period primarily due to an increase in depreciation expense. Data processing expense increased $644 or 9.07% over the comparable period due to the on-going growth realized in the number of loan and deposit accounts processed by Bancorporation's third-party processor. These increases were offset by a $1,832 decrease in donations during the period. See discussion in the quarter to quarter analysis regarding First Citizens Foundation.



INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $929 or 24.51% for the quarter ended September 30, 2002 over the comparable period in 2001 due to the increase in net income. Total income tax expense increased by $3,511 or 29.76% for the nine months ended September 30, 2002 over the comparable period in 2001 due to the increase in net income. The effective tax rate was 33.50% and 32.57% at September 30, 2002 and September 30, 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

                               FINANCIAL CONDITION

INVESTMENT SECURITIES (DOLLARS IN THOUSANDS)

As of September 30, 2002, the investment portfolio totaled $883,000, compared to $878,388 at September 30, 2001. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risk. The investment portfolio consisted of 94.16% and 94.27% U.S. government and agency securities as of September 30, 2002 and September 30, 2001, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.


LOANS AND THE ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)

As of September 30, 2002, loans totaled $2,369,770, compared to $2,223,081 at September 30, 2001, an increase of $146,689, or by 6.60%. The composition of the loan portfolio has not shifted significantly since September 30, 2001. Loan growth was funded through core deposits and short-term borrowed funds.

It is the policy of Bancorporation to maintain an allowance for loan losses to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the quarter and nine months ended September 30, 2002 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of September 30, 2002 and 2001 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                     AS OF AND FOR THE       AS OF AND FOR THE
                                       QUARTER ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                -----------------------  -----------------------
ALLOWANCE FOR LOAN LOSSES:           2002         2001        2002         2001
                                ----------  -----------  ----------  -----------
Balance at beginning of period  $  40,740   $   38,459   $  40,259   $   37,001
Provision for loan losses           3,518        2,583       6,979        5,186
                                ----------  -----------  ----------  -----------
Charge-offs                        (2,322)      (1,784)     (6,121)      (3,645)
Recoveries                            349          371       1,168        1,087
                                ----------  -----------  ----------  -----------
Net charge-offs                    (1,973)      (1,413)     (4,953)      (2,558)
                                ----------  -----------  ----------  -----------
Balance at end of period        $  42,285   $   39,629   $  42,285   $   39,629
                                ----------  -----------  ----------  -----------

Nonperforming assets            $   7,062   $    5,434   $   7,062   $    5,434

Annualized net charge-offs to:
   Average loans                      .34%         .26%        .29%         .16%
   Loans at end of period             .33%         .25%        .28%         .15%
   Allowance for loan losses        18.66%       14.26%      15.62%        8.61%

FUNDING SOURCES (DOLLARS IN THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $189,511 or by 6.46% from September 30, 2001 to September 30, 2002. Average deposits were $3,092,917 and $2,842,923 at September 30, 2002 and September 30, 2001, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings decreased $74,212 or 33.70% from September 30, 2001 to September 30, 2002. Average short-term borrowings were $205,219 and $251,083 at September 30, 2002 and September 30, 2001, respectively.

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

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at September 30, 2002 and 2001.

CAPITAL RATIOS                                   SEPTEMBER 30,
                                               -----------------
                                               2002        2001
                                               -----      ------
Tier I leverage ratio                          7.95%       7.19%
Total risk-based capital ratio                12.89%      12.25%
   Tier I                                     11.63%      11.01%
   Tier II                                     1.26%       1.24%


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM  4.  CONTROLS  AND  PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures
     Within 90 days prior to the date of this report (the "Evaluation Date"), Bancorporations's Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures and concluded that these controls and procedures are effective.

(b)  Changes  in  Internal  Controls
     There were no significant changes in Bancorporation's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

ITEM 5.  OTHER  INFORMATION

Not  Applicable.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a) Exhibits - The following exhibits are either attached hereto or incorporated by reference:

               11 Statement re computation of per share earnings (filed herewith).

          (b) The following Form 8-K's were filed during the quarter ended September 30, 2002.

               Form 8-K filed on July 5, 2002, reporting that Registrant entered into a definitive agreement to acquire CB Financial Corp.

               Form 8-K filed on September 30, 2002, reporting that Registrant had consummated the merger with CB Financial Corp.

               Form 8-K filed on September 17, 2002, reporting that Registrant 's wholly-owned subsidiary First Citizens Bank and Trust Company had entered into a letter of intent to merge with First Banks, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST CITIZENS BANCORPORATION
                                          OF SOUTH CAROLINA, INC.
                                          (Registrant)


Dated:  November 13, 2002
                                          By:  /s/  Craig L. Nix
                                             -------------------------------
                                             Craig L. Nix
                                             Chief Financial Officer

                                  CERTIFICATION

     I,  Jim  B.  Apple,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of First Citizens Bancorporation of South Carolina, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                       /s/  Jim B. Apple
                                               ---------------------------------
                                               Jim B. Apple
                                               Chief Executive Officer

                                  CERTIFICATION

     I,  Craig  L.  Nix,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of First Citizens Bancorporation of South Carolina, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                    /s/  Craig L. Nix
                                            ------------------------------------
                                            Craig L. Nix
                                            Chief Financial Officer

                                  CERTIFICATION
                      (PURSUANT TO 18 U.S.C. SECTION 1350)



     The undersigned hereby certifies that, to his knowledge, (I) the Form 10-Q filed by First Citizens Bancorporation of South Carolina, Inc. (the "Company") for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (II) the information contained in that report fairly presents, in all material respects, the financial condition at September 30, 2002, September 30, 2001 and December 31, 2001, and the results of operations of the Company for the nine months and quarter ended September 30, 2002 and September 30, 2001.




Date:  November 13, 2002                      /s/  Jim B. Apple
                                              --------------------------------
                                              Jim B. Apple
                                              Chief Executive Officer



Date:  November 13, 2002                      /s/  Craig L. Nix
                                              --------------------------------
                                              Craig L. Nix
                                              Chief Financial Officer

                                  EXHIBIT INDEX

     11   Statement of Re Computation of Net Income per Share