Form 10-K
period 2002-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2003-03-31
CIK 708848

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-11172

FIRST CITIZENS BANCORPORATION  OF SOUTH CAROLINA, INC.

(Exact name of registrant as specified in its charter)

State of South Carolina	57-0738665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1230 Main Street Columbia, South Carolina	29201
(Address of principal executive offices)	(Zip Code)

(803) 733-3456

Registrant’s telephone number including area code

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $5.00 per value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to be the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of Registrant’s Voting and Non-voting Common Stock held by non-affiliates computed by reference to the price at which the Voting and Non-voting Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $182,313,153. (There is no market or any quoted prices for Registrant’s Non-voting Common Stock, and the aggregate market value of those shares has been calculated based on their estimated value on the last business day of the Registrant’s most recently completed second fiscal quarter.)

As of March 5, 2003, there were 872,942 outstanding shares of the Registrant’s Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Part II.

(2) Portions of the Registrant’s definitive Proxy Statement dated March 31, 2003, for the Annual Meeting of Shareholders to be held April 30, 2003, are incorporated by reference into Part III.

PART I.

Item 1.    BUSINESS

General.    First Citizens Bancorporation of South Carolina, Inc. (“Bancorporation” or “Registrant”) was incorporated under the laws of South Carolina during 1982. It owns all of the outstanding stock of its three banking subsidiaries, First-Citizens Bank and Trust Company of South Carolina (“FCB”), The Exchange Bank of South Carolina, Inc. (“Exchange”), and Citizens Bank (“Citizens”). FCB, Exchange, and Citizens are sometimes referred to collectively in this report as the “Banks”.

FCB was formed in 1969 as the resulting bank from the merger of Citizens Bank (which was organized during 1936 as Anderson Brothers Bank) and The Commercial Bank and Trust Company (which was organized during 1913 as Homestead Bank). At December 31, 2002, FCB operated 145 banking offices in 97 communities located throughout South Carolina.

Exchange was organized in 1932 as The Exchange Bank of Kingstree and was acquired by Bancorporation during 1999. It provides banking services through four offices located in Williamsburg and Georgetown Counties in South Carolina.

Citizens was acquired by Bancorporation on September 30, 2002 in a transaction recorded as a purchase. Citizens was organized in 1902 and provides banking services through two offices in Warren and McDuffie Counties in Georgia. Further information concerning the acquisition is contained in the information incorporated herein by reference in Item 7 of this report.

Bancorporation also is the parent company of FCB/SC Capital Trust I (“FCB/SC”), a Delaware business trust which was organized during 1998 for the sole purpose of issuing and selling $50,000,000 aggregate liquidation amount of 8.25% capital securities. The net proceeds from such sale, together with the proceeds from FCB/SC’s issuance of its common securities to Bancorporation, were invested in a like aggregate face amount of Bancorporation’s 8.25% junior deferrable interest subordinated debentures which mature on March 15, 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after March 15, 2008. Bancorporation has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which FCB/SC exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by Bancorporation of FCB/SC’s payment of distributions and other payments on the capital securities.

Bancorporation’s executive offices are located at 1230 Main Street, Columbia, South Carolina 29201, and its telephone number is (803) 733-2659.

Bancorporation’s principal assets are its investments in its three banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from its banking subsidiaries and dividend and interest income on its investment securities portfolio. Certain laws and regulations restrict the ability of FCB and Exchange to transfer funds to Bancorporation in the form of cash dividends or loans.

Services.    FCB, Exchange and Citizens provide a full range of banking and financial services to individuals, small- and medium-sized businesses and governmental units located in their banking markets, including regular and interest checking accounts, money market, savings and time deposit accounts, personal and business loans, trust services, and a variety of other services incidental to commercial banking. Wateree Enterprises, Inc., a subsidiary of FCB, through its subsidiary, Wateree Life Insurance Company, issues credit life and accident and health insurance. Wateree Agency, Inc., another subsidiary of Wateree Enterprises, Inc., acts as agent for the sale of insurance to FCB’s customers.

Employees.    At December 31, 2002, Bancorporation and its subsidiaries employed a full-time staff of 1,310 and a part-time staff of 240 for a total of 1,550 employees.

Supervision and Regulation.    Bancorporation is subject to the jurisdiction of the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Under the BHC Act, Bancorporation is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB, and its activities are limited to those permitted to financial holding companies. Bancorporation is required to obtain the prior approval of the FRB before it may acquire direct or indirect control of more than 5% of the outstanding voting stock, or substantially all of the assets of, any other bank or bank holding company. Additionally, the BHC Act prohibits Bancorporation from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in an activity that is not permitted for financial holding companies.

Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required, subject to certain limits, to guarantee compliance by those subsidiaries with capital restoration plans filed with their regulators.

During 2000, Bancorporation declared itself to be a financial holding company under the provisions of the BHC Act as it was amended by the federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”). The GLB Act dramatically changed various federal laws governing the banking, securities, and insurance industries. The economic effects of the GLB Act on the banking industry, and competitive conditions in the financial services industry generally, may be profound. The GLB Act may expand opportunities for Bancorporation to provide other services and obtain other revenues in the future, and also may present new competitive challenges.

As a financial holding company under the BHC Act, Bancorporation may offer financial products and services in addition to those permissible for a bank holding company that is not also a financial holding company, some of which (including certain types of insurance underwriting) may be offered only through a direct non-bank subsidiary of Bancorporation rather than through a bank subsidiary or a subsidiary of a bank subsidiary. To continue to be eligible to offer these expanded products and services, Bancorporation must continue to be “well capitalized” and “well managed” under federal banking regulations. Also, Bancorporation’s performance of its obligations under the federal Community Reinvestment Act must be deemed to be satisfactory, on a continuing basis, for new financial products and services to be offered.

The internal affairs of Bancorporation, including the rights of its shareholders, are governed by South Carolina law and by its Articles of Incorporation and Bylaws. Bancorporation files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

As insured, state-chartered banks that are not members of the Federal Reserve System, FCB and Exchange each is subject to supervision and examination by, and the regulations and reporting requirements of, the South Carolina State Board of Financial Institutions (the “SC Board”) and the Federal Deposit Insurance Corporation (the “FDIC”). Citizens is subject to supervision and examination by, and the regulations and reporting requirements of, the Georgia Department of Banking and Finance (the “GA Department”) and FDIC. Absent approval of the FDIC, they are prohibited from engaging as principal in activities that are not permitted for national banks, and they are prohibited from acquiring or retaining any equity investment of a type not permitted for national banks.

As subsidiaries of Bancorporation, FCB, Exchange and Citizens are subject to restrictions under federal law on the amount of, and their ability to enter into, transactions with, or investments in the securities of, Bancorporation and certain other affiliated entities. Though they are not members of the Federal Reserve System, FCB, Exchange and Citizens are subject to the FRB’s reserve requirements applicable to all banks, and their businesses are significantly influenced by the fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree FCB’s, Exchange’s and Citizen’s cost and the availability of funds and the rates of interest charged on their loans and paid on their deposits.

The FDIC, SC Board, GA Department and FRB have broad powers to enforce laws and regulations applicable to Bancorporation, FCB, Exchange and Citizens, and to require corrective action of conditions affecting the safety and soundness of FCB, Exchange and Citizens. Among others, these powers include cease and desist orders, the imposition of civil penalties and the removal of officers and directors.

Statistical Data.    Certain statistical disclosures for bank holding companies required by Guide 3 are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 26 of Bancorporation’s 2002 Annual Report to Shareholders which is incorporated herein by reference in Item 7 of this Report.

Competition.    The Banks compete in their local markets throughout their respective states with other depository institutions and various other companies or firms that engage in similar activities. The Banks compete for deposits with other commercial banks, savings banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, credit unions, consumer finance companies, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies, other businesses and individuals.

Changes in state and federal laws to permit interstate banking has increased competition in the Banks’ local markets. A number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation including the largest in the Southeastern United States have acquired banks located in South Carolina and Georgia with which the Banks compete in their local markets.

Available Information. Bancorporation does not have its own separate Internet website. However, modifications to FCB’s Internet website (http://www.fcbsc.com) are being planned to provide a means by which the public may obtain copies of Bancorporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. However, because the modifications have not been completed, the public currently does not have access to the Bancorporation’s reports through FCB’s website. The modifications are expected to be completed by June 2003. As an alternative, the Commission maintains an Internet site that contains reports and other information that Bancorporation files electronically with the Commission. The address of the Commission’s website is http://www.sec.gov. Until the modifications to FCB’s website have been completed, Bancorporation will provide paper copies of its filings free of charge upon request.

Item 2.    PROPERTIES

Bancorporation owns in fee simple one piece of property having a book value at December 31, 2002 of $52,700. To the limited extent necessary, it occupies space owned by FCB. Bancorporation’s and FCB’s principal office is located at 1230 Main Street in Columbia, South Carolina.

The Banks own in fee simple properties at 163 locations having a book value at December 31, 2002 of $91,188,447 which are used for its main office, branch office locations, associated parking lots for customers and employees, or housing other operational units. In addition, the Banks lease 32 properties, substantially all of which are used for branch office locations and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management to be adequate. Rental expense paid for these properties in 2002 was approximately $889,000, which was offset by $730,000 in rental income.

The properties leased and owned are all generally considered adequate for the Banks purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the their operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.

For information concerning Bancorporation’s commitments under current leasing arrangements, see Note 7 to Bancorporation’s Consolidated Financial Statements.

Item 3.    LEGAL PROCEEDINGS

Neither Bancorporation nor FCB, Exchange or Citizens is a party to, nor is any of its property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to its businesses.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

                 MATTERS.

The information required by this item is incorporated herein by reference to the section entitled “Market and Dividend Information Regarding Common and Preferred Stock” on page 1 of the Registrant’s 2002 Annual Report to Shareholders.

Item 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled “Table 1: Summary of Operations” on page 5 of the Registrant’s 2002 Annual Report to Shareholders.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                 OF OPERATIONS.

The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 26 of the Registrant’s 2002 Annual Report to Shareholders.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Rate Risk” on page 21 of the Registrant’s 2002 Annual Report to Shareholders.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the financial statements and supplementary data set forth on pages 28 through 53 of the Registrant’s 2002 Annual Report to Shareholders.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURE

None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions “Section 16(a) Beneficial Ownership Reporting Compliance”, “PROPOSAL 1: ELECTION OF DIRECTORS”, and “Executive Officers”, on pages 6 through 7 and 10 through 11 of Registrant’s definitive Proxy Statement, dated March 31, 2003, for its Annual Meeting of Shareholders to be held April 30, 2003, is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information under the captions “Directors Fees”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Pension Plan” and “Employment Contracts, Termination of Employment, and Change-in-Control Arrangements” on pages 7, 9 and 11 through 12 of Registrant’s definitive Proxy Statement dated March 31, 2003, for its Annual Meeting of Shareholders to be held April 30, 2003, is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                   RELATED STOCKHOLDERS MATTERS

The information under the caption “Beneficial Ownership of Securities” on pages 2 through 6 of Registrant’s definitive Proxy Statement dated March 31, 2003, for its Annual Meeting of Shareholders to be held April 30, 2003, is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Parties”, on pages 9 and 13 through 14 of Registrant’s definitive Proxy Statement dated March 31, 2003, for its Annual Meeting of Shareholders to be held April 30, 2003, is incorporated herein by reference.

Item 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report (the “Evaluation Date”), Bancorporation’s Chief Executive Officer and Chief Financial Officer have evaluated Bancorporation’s disclosure controls and procedures and concluded that these controls and procedures are effective.

Changes in Internal Controls

There	were no significant changes in Bancorporation’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiaries included on pages 28 through 53 of Registrant’s 2002 Annual Report to Shareholders are incorporated by reference in Item 8.

Report of Independent Accountants

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

All schedules are omitted as the required information is either inapplicable or is presented in the consolidated financial statements of the Registrant and its subsidiaries or Notes thereto incorporated herein by reference.

(3) The following exhibits are either attached hereto or incorporated by reference:

3.1	Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s 1994 Annual Report on Form 10-K).

3.3	Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 in the Registrant’s 2001 Annual Report on Form 10-K).

4.1

Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.2	Form of Guaranty Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant’s registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.3

Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.4	Form of Certificate evidencing Capital Securities (incorporated herein by reference to Exhibit 4.5 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.5	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.6 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 1998 Annual Report on Form 10-K).

10.2

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles S. McLaurin, III (incorporated herein by reference to Exhibit in the Registrant’s 1998 Annual Report on Form 10-K).

10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Peter M. Bristow (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 1998 Annual Report on Form 10-K).

10.4

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998 between the Bank and David Barnett (incorporated herein by reference to Exhibit 10.5 in the Registrant’s 2001 Annual Report on Form 10-K).

10.5	Deferred Compensation Plan of First-Citizens Bank and Trust Company of South Carolina (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2001 Annual Report on Form 10-K).

13.	Registrant’s 2002 Annual Report to Shareholders (filed herewith)

21.	Subsidiaries of Registrant (filed herewith)

99.	Registrant’s Definitive Proxy Statement for the Annual Meeting to be held April 30, 2003 (being filed separately).

(b) Reports on Form 8-K:

The following Form 8-K’s were filed during the quarter ended December 31, 2002.

Form 8-K filed on October 4, 2002, reporting that Registrant had consummated the merger with CB Financial Corp.

Form 8-K filed on October 24, 2002, reporting its results of operations for the quarter and nine months ended September 30, 2002

Form 8-K filed on November 15, 2002, reporting that Registrant’s wholly-owned subsidiary, FCB, entered into a definitive agreement to acquire First Banks, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 03/31/2003	FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. (Registrant)

	By:	/s/ CRAIG L. NIX
Craig L. Nix, Executive Vice President/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ FRANK B. HOLDING Frank B. Holding	Vice Chairman of the Board	03/31/2003

/S/ JIM B. APPLE Jim B. Apple	Chairman/President Chief Executive Officer	03/31/2003

/S/ PETER BRISTOW Peter Bristow	Executive Vice President Chief Operating Officer Director	03/31/2003

/S/ RICHARD W. BLACKMON Richard W. Blackmon	Director	03/31/2003

/S/ GEORGE H. BROADRICK George H. Broadrick	Director	03/31/2003

/S/ DR. WALTER C. COTTINGHAM Dr. Walter C. Cottingham	Director	03/31/2003

/S/ DAVID E. DUKES David E. Dukes	Director	03/31/2003

/S/ WILLIAM E. HANCOCK, III William E. Hancock, III	Director	03/31/2003

/S/ ROBERT B. HAYNES Robert B. Haynes	Director	03/31/2003

/S/ WYCLIFFE E. HAYNES Wycliffe E. Haynes	Director	03/31/2003

/S/ LEWIS M. HENDERSON Lewis M. Henderson	Director	03/31/2003

Signatures	Title	Date

/S/ DAN H. JORDAN Dan H. Jordan	Director	03/31/2003

/S/ N. WELCH MORRISETTE,JR. N. Welch Morrisette, Jr.	Director	03/31/2003

/S/ E. PERRY PALMER E. Perry Palmer	Director	03/31/2003

/S/ WILLIAM E. SELLERS William E. Sellers	Director	03/31/2003

/S/ HENRY F. SHERRILL Henry F. Sherrill	Director	03/31/2003

/S/ CARMEN H. AMES Carmen H. Ames	Director	03/31/2003

/S/ CHARLES S. MCLAURIN Charles S. McLaurin	Director	03/31/2003

/S/ CRAIG L. NIX Craig L. Nix	Executive Vice President Chief Financial Officer	03/31/2003

CERTIFICATION

I, Jim B. Apple, certify that:

1. I have reviewed this annual report on Form 10-K of First Citizens Bancorporation of South Carolina, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/S/ JIM B. APPLE
Jim B. Apple Chief Executive Officer

CERTIFICATION

I, Craig L. Nix, certify that:

1. I have reviewed this annual report on Form 10-K of First Citizens Bancorporation of South Carolina, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6. The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/S/ CRAIG L. NIX
Craig L. Nix Chief Financial Officer

CERTIFICATION

(Pursuant to 18 U.S.C. Section 1350)

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-K filed by First Citizens Bancorporation of South Carolina, Inc. (the “Company”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition at December 31, 2002 and December 31, 2001, and the results of operations of the Company for the years ended December 31, 2002, December 31, 2001 and December 31, 2000.

Date: March 31, 2003	/s/ JIM B. APPLE
Jim B. Apple Chief Executive Officer

/s/ CRAIG L. NIX
Date: March 31, 2003	Craig L. Nix Chief Financial Officer

FORM 10-K

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s 1994 Annual Report on Form 10-K).

3.3	Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 in the Registrant’s 2001 Annual Report on Form 10-K).

4.1

Amended and Restated Trust Agreement of FCB/SC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.2	Form of Guaranty Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant’s registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.3

Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.4	Form of Certificate evidencing Capital Securities (incorporated herein by reference to Exhibit 4.5 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.5	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.6 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 1998 Annual Report on Form 10-K).

10.2

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Charles S. McLaurin, III (incorporated herein by reference to Exhibit in the Registrant’s 1998 Annual Report on Form 10-K).

10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between the Bank and Peter M. Bristow (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 1998 Annual Report on Form 10-K).

10.4

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998 between the Bank and David Barnett (incorporated herein by reference to Exhibit 10.5 in the Registrant’s 2001 Annual Report on Form 10-K).

10.5	Deferred Compensation Plan of First-Citizens Bank and Trust Company of South Carolina (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2001 Annual Report on Form 10-K).

13.	Registrant’s 2002 Annual Report to Shareholders (filed herewith)

21.	Subsidiaries of Registrant (filed herewith)

99.	Registrant’s Definitive Proxy Statement for the Annual Meeting to be held April 30, 2003 (being filed separately).