Form 10-Q
period 2003-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2003-05-15
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2003             Commission File Number  0-11172


              FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        SOUTH CAROLINA                                    57-0738665
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       1230 MAIN STREET
   COLUMBIA, SOUTH CAROLINA                                29201
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (803) 733-2659
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 30, 2003
                -----                          -----------------------------

     VOTING COMMON STOCK, $5.00 PAR VALUE               872,857 SHARES
     NON-VOTING COMMON STOCK, $5.00 PAR VALUE            36,409 SHARES

                                           PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                             MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                               2003           2002          2002
                                                                            -----------  --------------  -----------
ASSETS
Cash and due from banks                                                     $  153,078   $     165,747   $  145,881
Federal funds sold                                                             236,324         121,626      205,400
                                                                            -----------  --------------  -----------
Total cash and cash equivalents                                                389,402         287,373      351,281
                                                                            -----------  --------------  -----------
Investment securities:
  Held-to-maturity, at amortized cost (fair value March 31, 2003-$30,732;
    December 31, 2002-$35,268; and March 31, 2002-$22,318)                      30,046          34,543       21,765
  Available-for-sale, at fair value                                            883,161         881,327      917,335
                                                                            -----------  --------------  -----------
Total investment securities                                                    913,207         915,870      939,100
                                                                            -----------  --------------  -----------

Gross loans                                                                  2,413,447       2,415,396    2,229,677
  Less: Allowance for loan losses                                              (43,304)        (43,305)     (39,722)
                                                                            -----------  --------------  -----------
Net loans                                                                    2,370,143       2,372,091    2,189,955
                                                                            -----------  --------------  -----------
Premises and equipment                                                         111,990         110,472       97,710
Interest receivable                                                             17,071          17,696       21,180
Intangible assets                                                               43,512          45,478       46,688
Other assets                                                                    39,608          38,896       36,457
                                                                            -----------  --------------  -----------
     TOTAL ASSETS                                                           $3,884,933   $   3,787,876   $3,682,371
                                                                            ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                                    $  621,313   $     575,632   $  532,768
  Time and savings                                                           2,724,317       2,700,376    2,588,476
                                                                            -----------  --------------  -----------
Total deposits                                                               3,345,630       3,276,008    3,121,244

Securities sold under agreements to repurchase                                 146,558         130,360      205,161
Long-term debt                                                                  52,139          52,139       50,963
Other liabilities                                                               29,987          25,785       28,971
                                                                            -----------  --------------  -----------
     TOTAL LIABILITIES                                                       3,574,314       3,484,292    3,406,339
                                                                            -----------  --------------  -----------
     Commitments and contingencies                                                  --              --           --

STOCKHOLDERS' EQUITY:
  Preferred stock                                                                3,173           3,173        3,176
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding March 31, 2003,
    December 31, 2002 and March 31, 2002 - 36,409                                  182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding March 31, 2003 - 872,857;
   December 31, 2002 - 874,835; and March 31, 2002 - 884,040                     4,364           4,374        4,420
  Surplus                                                                       65,081          65,081       65,081
  Undivided profits                                                            220,217         211,264      187,698
  Accumulated other comprehensive income, net of taxes                          17,602          19,510       15,475
                                                                            -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                                310,619         303,584      276,032
                                                                            -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $3,884,933   $   3,787,876   $3,682,371
                                                                            ===========  ==============  ===========

                             SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)

                                                                 FOR THE
                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              2003      2002
                                                            --------  --------
INTEREST INCOME:
  Interest and fees on loans                                $ 40,163  $ 41,971
  Interest on investment securites:
    Taxable                                                    6,985    10,034
    Non-taxable                                                  143       163
  Federal funds sold                                             626       798
                                                            --------  --------
Total interest income                                         47,917    52,966
                                                            --------  --------

INTEREST EXPENSE:
  Interest on deposits                                        11,193    15,366
  Interest on short-term borrowings                              360       818
  Interest on long-term debt                                   1,079     1,050
                                                            --------  --------
Total interest expense                                        12,632    17,234
                                                            --------  --------

Net interest income                                           35,285    35,732
Provision for loan losses                                        938       889
                                                            --------  --------
Net interest income after
  provision for loan losses                                   34,347    34,843
                                                            --------  --------

NONINTEREST INCOME:
  Service charges on deposits                                  7,941     7,024
  Commissions and fees from fiduciary activities                 810       849
  Fees for other customer services                               376       402
  Mortgage income                                              1,609       893
  Bankcard discount and fees                                   1,413     1,262
  Insurance premiums                                             527       298
  Other                                                          530       470
                                                            --------  --------
Total noninterest income                                      13,206    11,198
                                                            --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                              16,760    14,254
  Net occupancy expense                                        2,604     2,088
  Furniture and equipment expense                              1,577     1,421
  Bankcard processing fees                                     1,511     1,372
  Data processing fees                                         2,721     2,541
  Amortization expense                                         1,827     2,178
  Other                                                        5,083     5,391
                                                            --------  --------
Total noninterest expense                                     32,083    29,245
                                                            --------  --------
Income before income tax expense                              15,470    16,796
Income tax expense                                             5,507     5,627
                                                            --------  --------
NET INCOME                                                  $  9,963  $ 11,169
                                                            ========  ========

NET INCOME PER COMMON SHARE -
   BASIC AND DILUTED                                        $  10.91  $  12.07
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC AND DILUTED                      909,599   922,038

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARES IN THOUSANDS)

                                                NON-                                      ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2001     $    3,201   $   182  $ 4,448   $ 65,081  $  178,399   $       19,604   $ 270,915
Comprehensive income:
  Net income                                                                   11,169                       11,169
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $2,080                                                                          (4,129)     (4,129)
                                                                                                         ----------
Total comprehensive income                                                                                   7,040
                                                                                                         ----------
Reacquired preferred stock              (25)                                        8                          (17)
Reacquired voting common stock                             (28)                (1,613)                      (1,641)
Common stock dividends                                                           (224)                        (224)
Preferred stock dividends                                                         (41)                         (41)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 2002             3,176       182    4,420     65,081     187,698           15,475     276,032
Comprehensive income:
  Net income                                                                   27,879                       27,879
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $2,131                                                                             4,035       4,035
                                                                                                         ----------
Total comprehensive income                                                                                  31,914
                                                                                                         ----------
Reacquired preferred stock               (3)                                      (11)                         (14)
Reacquired voting common stock                             (46)                (3,505)                      (3,551)
Common stock dividends                                                           (673)                        (673)
Preferred stock dividends                                                        (124)                        (124)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2002          3,173       182    4,374     65,081     211,264           19,510     303,584
Comprehensive income:
  Net income                                                                    9,963                        9,963
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $1,027                                                                          (1,908)     (1,908)
                                                                                                         ----------
Total comprehensive income                                                                                   8,055
                                                                                                         ----------
Reacquired voting common stock                             (10)                  (751)                        (761)
Common stock dividends                                                           (218)                        (218)
Preferred stock dividends                                                         (41)                         (41)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at March 31, 2003        $    3,173   $   182  $ 4,364   $ 65,081  $  220,217   $       17,602   $ 310,619
                                 ===========  =======  ========  ========  ===========  ===============  ==========

                         SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                            FOR THE
                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     ---------------------
                                                                                       2003        2002
                                                                                     ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  9,963   $  11,169
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                             938         889
    Depreciation and amortization                                                       4,894       4,260
    Amortization of premium on investment securities                                      203         318
    Deferred income tax expense (benefit)                                                  44        (125)
    (Gain) loss on sale of premises and equipment                                         (75)         53
    Decrease (increase) in accrued interest receivable                                    625      (1,169)
    Decrease in accrued interest payable                                                 (556)     (6,410)
    Origination of mortgage loans held-for-resale                                     (99,177)    (71,748)
    Proceeds from sales of mortgage loans held-for-resale                              96,133     105,571
    Gain on sales of mortgage loans held-for-resale                                    (1,603)       (371)
    Decrease (increase) in other assets                                                   718      (1,917)
    Increase in other liabilities                                                       4,758      11,557
                                                                                     ---------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            16,865      52,077
                                                                                     =========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease (increase) in loans                                                    4,805      (3,353)
    Calls, maturities and prepayments of investment securities, held-to-maturity        4,294       1,226
    Calls, maturities and prepayments of investment securities, available-for-sale     92,326      78,535
    Purchases of investment securities, available-for-sale                            (97,095)   (125,633)
    Proceeds from sales of premises and equipment                                          78        (153)
    Purchases of premises and equipment                                                (3,758)     (1,987)
    (Increase) decrease in other real estate owned                                       (447)        131
    Decrease (increase) in intangible assets                                              161        (964)
                                                                                     ---------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                               364     (52,198)
                                                                                     =========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                           69,622     106,289
    Increase (decrease) in federal funds purchased and securities sold
      under agreements to repurchase                                                   16,198      (8,862)
    Cash dividends paid                                                                  (259)       (265)
    Cash paid to reacquire preferred stock                                                  -         (17)
    Cash paid to reacquire common stock                                                  (761)     (1,641)
                                                                                     ---------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                        84,800      95,504
                                                                                     =========  ==========

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             102,029      95,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      287,373     255,898
                                                                                     ---------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $389,402   $ 351,281
                                                                                     =========  ==========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation of South Carolina, Inc. ("Bancorporation") is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation's Annual Report on Form 10-K for 2002. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 2002 Annual Report.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial preparation. In the opinion of management, all material adjustments necessary to present fairly the financial position of Bancorporation as and for each of the periods presented, and all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on shareholders' equity or net income.

NEW ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and Interpretation No. 9." Except for transactions between two or more mutual enterprises, this Statement removes financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142. Additionally, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Bancorporation adopted the Statement effective October 1, 2002, and it did not have a material impact on Bancorporation's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of the Interpretation are effective and were adopted by Bancorporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Please refer to Note 15 for disclosures with respect to Bancorporation's guarantees. The recognition requirements of the interpretation were effective beginning January 1, 2003.
Management does not anticipate that the implementation of the recognition requirements of the Interpretation will have a significant effect on Bancorporation's consolidated financial position or consolidated results of operations.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Bancorporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Bancorporation's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Bancorporation's consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Bancorporation's accounting for securities, loans and leases, the allowance for loan and lease losses, valuation of mortgage servicing rights, mergers and acquisitions and income taxes. Bancorporation's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, Bancorporation's significant accounting policies are discussed in detail in Bancorporation's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

GOODWILL AND OTHER INTANGIBLES (DOLLARS IN THOUSANDS)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter ended March 31, 2003. At March 31, 2003, the total carrying amount of intangible assets not subject to amortization was $4,490. The discontinuation of amortization of goodwill has had an immaterial effect on Bancorporation's consolidated financial statements.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation's consolidated financial statements, all of which are being amortized:

                                 AS OF         AS OF          AS OF
                               MARCH 31,    DECEMBER 31,    MARCH 31,
                                 2003           2002          2002
                              -----------  --------------  -----------
CORE DEPOSIT INTANGIBLES:

Gross carrying value          $  105,712   $     105,669   $  102,362
Accumulated amortization         (71,847)        (70,034)     (64,109)
                              -----------  --------------  -----------
    Balance at end of period  $   33,865   $      35,635   $   38,253
                              ===========  ==============  ===========


Amortization expense on core deposit intangibles was $1,827 and $2,178 for the quarters ended March 31, 2003 and 2002, respectively.

Bancorporation  projects  the  following  aggregate  amortization  expense:

              2003          $8,498
              2004          $6,835
              2005          $5,555
              2006          $3,906
              2007          $2,984

Mortgage servicing rights as of March 31, 2003, December 31, 2002 and March 31, 2002 were $5,157, $5,365, and $5,218, respectively. The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $830 and $208 for the quarters ended March 31, 2003 and 2002, respectively.

MERGERS  AND  ACQUISITIONS  (DOLLARS  IN  THOUSANDS)

There were no mergers or acquisitions completed during the quarter ended March 31, 2003.

On September 17, 2002, the Bank signed a Letter of Intent to merge with First Banks, Inc. ("First Banks"), a two-bank holding company headquartered in Carnesville, Georgia, which is the parent company of First Bank and Trust and The Bank of Toccoa. As of March 31, 2003, First Banks had total unaudited consolidated assets, net loans and deposits of $244,609, $189,019 and $207,850, respectively. The merger was completed effective April 1, 2003.

On March 14, 2003, First-Citizens Bank and Trust of South Carolina entered into a Branch Purchase and Assumption Agreement to acquire one branch from an unrelated financial institution with estimated total deposits and loans of $10,500 and -0-, respectively.

SUBSEQUENT  EVENTS  (DOLLARS  IN  THOUSANDS)

On April 30, 2003, Bancorporation's Board of Directors declared a $.25 dividend on common stock to shareholders of record on May 15, 2003, payable May 23, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS



SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter ended March 31, 2003 totaled $9,963, or $10.91 per common share. Net income for the quarter ended March 31, 2002 totaled $11,169, or $12.07 per common share.

The primary factors affecting the decrease in net income for the quarter ended March 31, 2003 were a $496 or 1.42% decrease in net interest income after provision for loan losses, and a $2,838 or 9.70% increase in noninterest expense. These unfavorable changes were partially offset by a $2,008 or 17.93% increase in noninterest income.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarters ended March 31, 2003 and March 31, 2002 was 13.05% and 16.41%, respectively. Return on assets decreased from 1.24% for the quarter ended March 31, 2002 to 1.05% for the quarter ended March 31, 2003. The decrease in return on assets was due to a 26 basis point decline in net interest margin after provision for loan losses to average assets.

Individual components of net income are discussed further in the following sections.

Table 1 provides summary information on selected ratios, average and year-to-date balances.


TABLE 1:  SELECTED  SUMMARY  INFORMATION  (DOLLARS  IN  THOUSANDS)

                                                       AS OF AND FOR THE
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
SELECTED RATIOS:                                       2003         2002
                                                    -----------  -----------
Return on average assets                                  1.05%        1.24%
Return on average stockholders' equity                   13.05%       16.41%

Return on average common stockholders' equity            13.19%       16.60%
Yield on average interest-earning assets (tax
  equivalent)                                             4.09%        4.38%
Average loans to average deposits                        72.78%       72.84%
Nonperforming assets to total loans                        .29%         .19%
Allowance for loan losses to total loans                  1.79%        1.78%

Allowance for loan losses to nonperforming assets        6.27x        9.43x
Average stockholders' equity to average total
  assets                                                  8.06%        7.57%

Common stockholders' equity to total assets               7.98%        7.49%

Dividends per common share                          $     0.25   $     0.25
Total risk-based capital ratio                           13.27%       13.03%
Tier I risk-based capital ratio                          12.02%       11.78%
Tier I leverage ratio                                     8.01%        7.45%

SELECTED AVERAGE BALANCES:
Total assets                                        $3,841,330   $3,645,157
Interest-earning assets                              3,528,659    3,338,321
Investment securities                                  911,516      907,811
Loans                                                2,406,547    2,240,332
Deposits                                             3,306,430    3,075,508
Noninterest-bearing deposits                           573,852      507,177
Interest-bearing deposits                            2,732,578    2,568,331
Interest-bearing liabilities                         2,930,542    2,835,631
Stockholders' equity                                   309,582      276,086

SELECTED YEAR-TO-DATE BALANCES:
Total assets                                        $3,884,933   $3,682,371
Interest-earning assets                              3,562,978    3,374,177
Investment securities                                  913,207      939,100
Loans                                                2,413,477    2,229,677
Deposits                                             3,345,630    3,121,244
Noninterest-bearing deposits                           621,313      532,768
Interest-bearing deposits                            2,724,317    2,588,476
Interest-bearing liabilities                         2,923,014    2,844,600
Stockholders' equity                                   310,619      276,032

NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Table 2 compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters ended March 31, 2003 and 2002.

TABLE 2: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME
VARIANCE (DOLLARS IN THOUSANDS)

                                      AS OF AND FOR THE QUARTER ENDED MARCH 31,
                                      -----------------------------------------

                                                                                               CHANGE DUE TO (2)
                                    AVERAGE BALANCE       INTEREST/EXP (1)      YIELD/RATE    -------------------      NET
                                ----------------------  --------------------  --------------    YIELD               INCREASE
                                   2003        2002       2003       2002      2003    2002     /RATE     VOLUME   (DECREASE)
                                ----------  ----------  --------  ----------  -------  -----  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                       $2,406,547  $2,240,332  $ 40,357  $   42,197    6.80%  7.64%  $(10,317)  $ 8,477   $   (1,840)
Investment securities:
  Taxable                          899,641     894,337     6,985      10,034    3.15   4.55     (3,174)      125       (3,049)
  Non-taxable                       11,875      13,474       218         252    7.34   7.48         54       (88)         (34)
Federal funds sold                 210,596     190,178       626         798    1.21   1.70       (357)      185         (172)
                                ----------  ----------  --------  ----------                  ---------  --------  -----------

Total interest-earning
assets                           3,528,659   3,338,321    48,186      53,281    5.54   6.47    (13,794)    8,699       (5,095)
                                ----------  ----------  --------  ----------                  ---------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks            144,580     150,874
Premises and equipment             111,306      97,836
Other, less allowance for
Loan losses                         56,785      58,126
                                ----------  ----------

Total noninterest-earning
assets                             312,671     306,836
                                ----------  ----------

TOTAL ASSETS                    $3,841,330  $3,645,157
                                ----------  ----------

INTEREST-BEARING LIABILITIES:
Deposits                        $2,732,578  $2,568,331  $ 11,193  $   15,366    1.66%  2.43%  $ (6,218)  $ 2,045   $   (4,173)
Securities sold under
 agreements to repurchase          144,833     216,337       360         818    1.01   1.54         84      (542)        (458)
Long-term debt                      53,131      50,963     1,079       1,050    8.12   8.24       (103)      132           29
                                ----------  ----------  --------  ----------                  ---------  --------  -----------


Total interest-bearing
liabilities                      2,930,542   2,835,631    12,632      17,234    1.75   2.46     (6,237)    1,635       (4,602)
                                ----------  ----------  --------  ----------                  ---------  --------  -----------

NONINTEREST-BEARING
LIABILITIES:
Demand deposits                    573,852     507,177
Other liabilities                   27,354      26,263
                                ----------  ----------


Total noninterest-bearing
liabilities                        601,206     533,440
                                ----------  ----------


TOTAL LIABILITIES                3,531,748   3,369,071
                                ----------  ----------

Stockholders' equity               309,582     276,086
                                ----------  ----------

TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY                          $3,841,330  $3,645,157
                                ==========  ==========
Net interest spread                                                             3.79%  4.01%
                                                                              =======  =====
Net interest margin:                                    $ 35,554  $   36,047                   ($7,557)  $ 7,064   $     (493)
                                                        ========  ==========                  =========  ========  ===========
  to average assets                                                             3.75%  4.01%
                                                                              =======  =====
  to average interest-earning
     assets                                                                     4.09%  4.38%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET INTEREST INCOME (CONTINUED)

Net interest income on a tax equivalent basis decreased $493 or 1.37% for the quarter ended March 31, 2003, over the comparable period in 2002. Net interest margin to average assets decreased from 4.01% for the quarter ended March 31, 2002 to 3.75% for the quarter ended March 31, 2003. This is attributable to a 29 basis point decrease in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets decreased from 4.38% for the quarter ended March 31, 2002 to 4.09% for the quarter ended March 31, 2003. This was primarily attributable to a decrease in the net interest spread from 4.01% for the quarter ended March 31, 2002 to 3.79% for the quarter ended March 31, 2003. The decrease in the net interest spread was due to the decrease in interest earned on interest-earning assets exceeding the decrease in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 6.47% for the quarter ended March 31, 2002 to 5.54% for the quarter ended March 31, 2003, or by 93 basis points, while the cost of interest-bearing liabilities decreased from 2.46% to 1.75%, or by 71 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. Decreases in yields on interest-earning assets have occurred as rates have declined significantly on new loans and investments added to replace those that were refinanced, inactive or called away. Decreases in rates are primarily due to a decline in rates paid on new and matured time deposits.


NONINTEREST INCOME AND EXPENSE (DOLLARS IN THOUSANDS)

Noninterest income increased by $2,008 or 17.93% for the quarter ended March 31, 2003, over the comparable period in 2002 primarily due to increases in service charges on deposits and mortgage income. Service charges on deposits increased by $917 or 13.06% over the comparable period primarily due to overall deposit growth. Mortgage income increased by $716, or 80.18%, due to a $1,232 increase in the gain on sale of mortgage loans. The increase in mortgage income was partially offset by impairment recorded on mortgage servicing rights totaling $429. No such impairment was recorded during the quarter ended March 31, 2002.

Noninterest expense increased by $2,838, or 9.70%, for the quarter ended March 31, 2003 over the comparable period in 2002 due to increases in salaries and employee benefits and net occupancy expense. Salaries and employee benefits increased by $2,506, or 17.58%, during the quarter primarily due to an increase in the number of employees, merit increases and increasing health insurance and pension costs. Net occupancy expense increased by $516, or 24.71%. The increase is due to $223 additional depreciation expense related to four branches purchased after the quarter ended March 31, 2002 and on-going growth.


INCOME TAXES (DOLLARS IN THOUSANDS)

Total  income tax expense decreased by $120 or 2.13% for the quarter ended March
31, 2003 over the comparable period in 2002.   The effective tax rate was 35.60%
and  33.50%  at  March  31,  2003  and  March  31,  2002,  respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

                              FINANCIAL CONDITION

INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of March 31, 2003, the investment portfolio totaled $913,207, compared to $939,100 at March 31, 2002. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 94.63% and 93.59% U.S. government and agency securities as of March 31, 2003 and March 31, 2002, respectively. The remainder of the investment portfolio consists of municipal bonds and equity securities.

LOANS  AND  THE  ALLOWANCE  FOR  LOAN  LOSSES  (DOLLARS  IN  THOUSANDS)

As of March 31, 2003, loans totaled $2,413,447, compared to $2,229,677 at March 31, 2002, an increase of $183,770, or 8.24%. The composition of the loan portfolio has not shifted significantly since March 31, 2002. Loan growth was funded through core deposits and short-term borrowed funds.

It is the policy of Bancorporation to maintain an allowance for loan losses to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the quarter ended March 31, 2003 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of March 31, 2003 and 2002 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                   AS OF AND FOR THE
                                     QUARTER ENDED
                                       MARCH 31,
                                -----------------------
ALLOWANCE FOR LOAN LOSSES:         2003        2002
                                ----------  -----------
Balance at beginning of period  $  43,305   $   40,259
Provision for loan losses             938          889
                                ----------  -----------
Charge-offs                        (1,461)      (1,875)
Recoveries                            522          449
                                ----------  -----------
Net charge-offs                      (939)      (1,426)
                                ----------  -----------
Balance at end of period        $  43,304   $   39,722
                                ----------  -----------

Nonperforming assets            $   6,908   $    4,211

Annualized net charge-offs to:
  Average loans                       .16%         .25%
  Loans at end of period              .16%         .26%
  Allowance for loan losses          8.66%       14.36%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $224,386 or by 7.19% from March 31, 2002 to March 31, 2003. Average deposits were $3,306,430 and $3,075,508 at March 31, 2003 and March 31, 2002,
respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings decreased $58,603 or 28.56% from March 31, 2002 to March 31, 2003. Average short-term borrowings were $144,833 and $216,337 at March 31, 2003 and March 31, 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I Capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details
Bancorporation's  capital  ratios  at  March  31,  2003  and  2002.

CAPITAL RATIOS                                      MARCH 31,
                                                 ---------------
                                                  2003    2002
                                                 ------  -------
Tier I leverage ratio                             8.01%    7.45%
Total risk-based capital ratio                   13.27%   13.03%
   Tier I                                        12.02%   11.78%
   Tier II                                        1.25%    1.25%

The Board of Directors each year authorizes management to repurchase outstanding shares of its capital stock. Purchases are subject to various conditions, including price and volume limitations (including, in the case of repurchases of Bancorporation's voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. Pursuant to similar authority during the quarters ended March 31, 2003 and 2002, Bancorporation repurchased an aggregate of 1,978 and 5,500 shares, respectively, of its outstanding voting common stock, for an aggregate price of $761 and $1,641, respectively. With respect to other classes of Bancorporation's capital stock, aggregate repurchases during the quarters ended March 31, 2003 and 2002 totaled -0- and 5 shares, respectively, for an aggregate price of $-0- and $17, respectively. Repurchases of shares during both periods had an immaterial impact on Bancorporation's capital.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures

     Within 90 days prior to the date of this report (the "Evaluation Date"), Bancorporation's Chief Executive Officer and Chief Financial Officer have evaluated Bancorporation's disclosure controls and procedures and concluded that these controls and procedures are effective to ensure that information required to be disclosed by Bancorporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Commission's rules.

(b)  Changes  in  Internal  Controls

     Following the above evaluation, management of Bancorporation is implementing certain additional internal controls relating only to certain types of accounts administered by the Bank's trust department. Bancorporation's management believes that the deficiencies being mitigated by the new controls do not represent significant deficiencies in Bancorporation's internal controls and that the events that precipitated the new controls will not materially affect Bancorporation's financial position or results of operations.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not  Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The following exhibits are either attached hereto or incorporated by reference:

          11   Statement  re computation of per share earnings (filed herewith).
          99   Certification  (Pursuant  to  18  U.S.C.  Section  1350)


     (b) The following Form 8-K's were filed or furnished during the quarter ended March 31, 2003.

          Form 8-K furnished on January 31, 2003, reporting that Bancorporation had announced its results of operations for the year and quarter ended December 31, 2002.

          Form 8-K filed on March 31, 2003, reporting that Bancorporation's bank subsidiary had consummated its merger with First Banks, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST CITIZENS BANCORPORATION
                                           OF SOUTH CAROLINA, INC.
                                           (Registrant)


Dated:  May 15, 2003
                                           By: /s/ Craig L. Nix
                                               -----------------
                                               Craig L. Nix
                                               Chief Financial Officer

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 15, 2003                              /s/ Jim B. Apple
                                                 ----------------
                                                 Jim B. Apple
                                                 Chief Executive Officer

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 15, 2003                            /s/ Craig L. Nix
                                               -----------------
                                               Craig L. Nix
                                               Chief Financial Officer

                                  EXHIBIT INDEX


     11   Statement  of  Re  Computation  of  Net  Income  per  Share
     99   Certification  (Pursuant  to  18  U.S.C.  Section  1350)