Form 10-Q
period 2003-06-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2003-08-13
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 2003               Commission File Number 0-11172


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at July 31, 2003
                -----                     ----------------------------

VOTING COMMON STOCK, $5.00 PAR VALUE                    871,392 SHARES
NON-VOTING COMMON STOCK, $5.00 PAR VALUE                 36,409 SHARES

                         PART I - FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                            JUNE 30,     DECEMBER 31,    JUNE 30,
                                                                              2003           2002          2002
                                                                           -----------  --------------  -----------
ASSETS
Cash and due from banks                                                    $  168,065   $     165,747   $  156,351
Federal funds sold                                                            152,215         121,626      138,000
                                                                           -----------  --------------  -----------
Total cash and cash equivalents                                               320,280         287,373      294,351
                                                                           -----------  --------------  -----------
Investment securities:
  Held-to-maturity, at amortized cost (fair value June 30, 2003-$28,441;
    December 31, 2002-$35,268; and June 30, 2002-$22,677)                      27,785          34,543       22,153
  Available-for-sale, at fair value                                           895,145         881,327      932,432
                                                                           -----------  --------------  -----------
Total investment securities                                                   922,930         915,870      954,585
                                                                           -----------  --------------  -----------

Gross loans                                                                 2,704,690       2,415,396    2,287,125
  Less: Allowance for loan losses                                             (48,120)        (43,305)     (40,740)
                                                                           -----------  --------------  -----------
Net loans                                                                   2,656,570       2,372,091    2,246,385
                                                                           -----------  --------------  -----------
Premises and equipment                                                        119,954         110,472      104,207
Interest receivable                                                            16,947          17,696       21,520
Intangible assets                                                              65,825          45,478       44,809
Other assets                                                                   44,337          38,896       33,303
                                                                           -----------  --------------  -----------
     TOTAL ASSETS                                                          $4,146,843   $   3,787,876   $3,699,160
                                                                           ===========  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                                   $  660,173   $     575,632   $  564,082
  Time and savings                                                          2,913,502       2,700,376    2,555,754
                                                                           -----------  --------------  -----------
Total deposits                                                              3,573,675       3,276,008    3,119,836

Securities sold under agreements to repurchase                                151,570         130,360      211,312
Long-term debt                                                                 72,357          52,139       50,963
Other liabilities                                                              28,414          25,785       26,081
                                                                           -----------  --------------  -----------
     TOTAL LIABILITIES                                                      3,826,016       3,484,292    3,408,192
                                                                           -----------  --------------  -----------

     Commitments and contingencies                                                 --              --           --

STOCKHOLDERS' EQUITY:
  Preferred stock                                                               3,111           3,173        3,176
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding June 30, 2003,
    December 31, 2002 and June 30, 2002 - 36,409                                  182             182          182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding June 30, 2003 - 871,392;
    December 31, 2002 - 874,835; and June 30, 2002 - 884,040                    4,357           4,374        4,420
  Surplus                                                                      65,081          65,081       65,081
  Undivided profits                                                           229,706         211,264      197,286
  Accumulated other comprehensive income, net of taxes                         18,390          19,510       20,823
                                                                           -----------  --------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                               320,827         303,584      290,968
                                                                           -----------  --------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $4,146,843   $   3,787,876   $3,699,160
                                                                           ===========  ==============  ===========

           SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
----------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)

                                                       FOR THE             FOR THE
                                                    QUARTER ENDED      SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                  ------------------  ------------------
                                                    2003      2002      2003      2002
                                                  --------  --------  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 43,345  $ 41,659  $ 83,509  $ 83,631
  Interest on investment securities:
    Taxable                                          6,674     9,893    13,662    19,926
    Non-taxable                                        133       151       275       315
  Federal funds sold                                   593       868     1,219     1,668
                                                  --------  --------  --------  --------
Total interest income                               50,745    52,571    98,665   105,540
                                                  --------  --------  --------  --------
INTEREST EXPENSE:
  Interest on deposits                              11,648    14,014    22,842    29,380
  Interest on short-term borrowings                    372       865       733     1,685
  Interest on long-term debt                         1,452     1,050     2,532     2,099
                                                  --------  --------  --------  --------
Total interest expense                              13,472    15,929    26,107    33,164
                                                  --------  --------  --------  --------

Net interest income                                 37,273    36,642    72,558    72,376
Provision for loan losses                            2,425     2,571     3,363     3,461
                                                  --------  --------  --------  --------
Net interest income after
  provision for loan losses                         34,848    34,071    69,195    68,915
                                                  --------  --------  --------  --------

NONINTEREST INCOME:
  Service charges on deposits                        9,084     7,650    17,025    14,676
  Commissions and fees from fiduciary activities       846       802     1,657     1,652
  Fees for other customer services                     380       338       756       738
  Mortgage income                                    1,257       454     2,866     1,347
  Bankcard discount and fees                         1,584     1,469     2,997     2,729
  Insurance premiums                                   976       733     1,501     1,032
  Gain on sale of investment securities                720         -       720         -
  Other                                                540       657     1,071     1,128
                                                  --------  --------  --------  --------
Total noninterest income                            15,387    12,103    28,593    23,302
                                                  --------  --------  --------  --------
NONINTEREST EXPENSE:
  Salaries and employee benefits                    17,628    15,884    34,388    30,138
  Net occupancy expense                              2,648     2,299     5,255     4,385
  Furniture and equipment expense                    1,665     1,442     3,245     2,860
  Bankcard processing fees                           1,673     1,512     3,183     2,881
  Data processing fees                               2,945     2,619     5,666     5,159
  Professional services                                298       294       610       798
  Amortization expense                               1,849     2,106     3,675     4,285
  Other                                              5,541     5,201    10,307    10,099
                                                  --------  --------  --------  --------
Total noninterest expense                           34,247    31,357    66,329    60,605
                                                  --------  --------  --------  --------
Income before income tax expense                    15,988    14,817    31,459    31,612
Income tax expense                                   5,691     4,964    11,199    10,590
                                                  --------  --------  --------  --------
NET INCOME                                        $ 10,297  $  9,853  $ 20,260  $ 21,022
                                                  ========  ========  ========  ========

NET INCOME PER COMMON SHARE -
   BASIC AND DILUTED                              $  11.28  $  10.66  $  22.19  $  22.73
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC AND DILUTED            908,855   920,449   909,224   921,226

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS IN THOUSANDS)


                                               NON-                                       ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2001     $    3,201   $   182  $ 4,448   $ 65,081  $  178,399   $       19,604   $ 270,915
Comprehensive income:
  Net income                                                                   21,022                       21,022
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $656                                                                               1,219       1,219
                                                                                                         ----------
Total comprehensive income                                                                                  22,241
                                                                                                         ----------
Reacquired preferred stock              (25)                                        8                          (17)
Reacquired voting common stock                             (28)                (1,613)                      (1,641)
Common stock dividends                                                           (448)                        (448)
Preferred stock dividends                                                         (82)                         (82)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 2002              3,176       182    4,420     65,081     197,286           20,823     290,968
Comprehensive income:
  Net income                                                                   18,026                       18,026
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $707                                                                            (1,313)     (1,313)
                                                                                                         ----------
Total comprehensive income                                                                                  16,713
                                                                                                         ----------
Reacquired preferred stock               (3)                                      (11)                         (14)
Reacquired voting common stock                             (46)                (3,505)                      (3,551)
Common stock dividends                                                           (449)                        (449)
Preferred stock dividends                                                         (83)                         (83)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2002          3,173       182    4,374     65,081     211,264           19,510     303,584
Comprehensive income:
  Net income                                                                   20,260                       20,260
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $603                                                                            (1,120)     (1,120)
                                                                                                         ----------
Total comprehensive income                                                                                  19,140
                                                                                                         ----------
Reacquired preferred stock              (62)                                       21                          (41)
Reacquired voting common stock                             (17)                (1,320)                      (1,337)
Common stock dividends                                                           (437)                        (437)
Preferred stock dividends                                                         (82)                         (82)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at June 30, 2003         $    3,111   $   182  $ 4,357   $ 65,081  $  229,706   $       18,390   $ 320,827
                                 ===========  =======  ========  ========  ===========  ===============  ==========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)


                                                                                           FOR THE
                                                                                       SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    ----------------------
                                                                                      2003        2002
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  20,260   $  21,022
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                           3,363       3,461
    Depreciation and amortization                                                      10,909       8,838
    Net (amortization of premium)/accretion of discount on
      investment securities                                                              (355)        362
    Deferred income tax benefit                                                        (1,942)       (554)
    (Gain) loss on sale of premises and equipment                                        (146)         53
    Decrease (increase) in accrued interest receivable                                    749      (1,509)
    Increase (decrease) in accrued interest payable                                     1,533        (791)
    Origination of mortgage loans held-for-resale                                    (221,262)   (130,220)
    Proceeds from sales of mortgage loans held-for-resale                             217,184     166,408
    Gain on sales of mortgage loans held-for-resale                                    (3,848)       (761)
    Gain on sale of investment securities                                                (720)          -
    Decrease (increase) in other assets                                                 3,956      (5,213)
    (Decrease) increase in other liabilities                                             (561)      3,047
                                                                                    ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            29,120      64,143
                                                                                    ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                             (93,069)    (61,945)
    Calls, maturities and prepayments of investment securities, held-to-maturity       15,882       3,041
    Purchases of investment securities, held-to-maturity                               (4,520)     (2,247)
    Calls, maturities and prepayments of investment securities, available-for-sale    247,248     204,882
    Purchases of investment securities, available-for-sale                           (248,103)   (259,035)
    Proceeds from sales of premises and equipment                                          83          90
    Purchases of premises and equipment                                               (11,020)    (10,565)
    (Increase) decrease in other real estate owned                                       (467)        132
    Increase in intangible assets                                                      (2,154)        (26)
    Purchase of institution, net of cash acquired                                      (9,223)          -
                                                                                    ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                          (105,343)   (125,673)
                                                                                    ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                           89,817     104,882
    Increase (decrease) in  securities sold under agreements
      to repurchase                                                                    21,210      (2,711)
    Cash dividends paid                                                                  (519)       (530)
    Cash paid to reacquire preferred stock                                                (41)        (17)
    Cash paid to reacquire common stock                                                (1,337)     (1,641)
                                                                                    ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       109,130      99,983
                                                                                    ==========  ==========

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              32,907      38,453
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      287,373     255,898
                                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 320,280   $ 294,351
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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of the Interpretation are effective and were adopted by Bancorporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the interpretation were effective beginning January 1, 2003. The implementation of the recognition requirements of the Interpretation did not have a significant effect on Bancorporation's consolidated financial position or consolidated results of operations.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of Bancorporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Bancorporation's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures including mortgage servicing rights and pension accrual. Different assumptions in the application of these policies could result in material changes in Bancorporation's consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Bancorporation's accounting for securities, loans, the allowance for loan losses, mergers and acquisitions and income taxes.
Bancorporation's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, Bancorporation's significant accounting policies are discussed in detail in Bancorporation's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


FORWARD-LOOKING STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results, or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporations' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

GOODWILL AND OTHER INTANGIBLES (DOLLARS IN THOUSANDS)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter ended June 30, 2003. At June 30, 2003, the total carrying amount of intangible assets not subject to amortization was $28,735. The discontinuation of amortization of goodwill has had an immaterial effect on Bancorporation's consolidated financial statements.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation's consolidated financial statements, all of which are being amortized:

                                          AS OF         AS OF         AS OF
                                         JUNE 30,    DECEMBER 31,    JUNE 30,
                                           2003          2002          2002
                                        ----------  --------------  ----------
CORE DEPOSIT INTANGIBLES:

Gross carrying value                    $ 106,620   $     105,669   $ 102,387
Accumulated amortization                  (73,710)        (70,034)    (66,215)
                                        ----------  --------------  ----------
    Balance at end of period            $  32,910   $      35,635   $  36,172
                                        ==========  ==============  ==========


Amortization expense on core deposit intangibles was $3,675 and $4,285 for the six months ended June 30, 2003 and 2002, respectively. Amortization expense on core deposit intangibles was $1,849 and $2,106 for the quarters ended June 30, 2003 and 2002, respectively.

Bancorporation projects the following aggregate amortization expense:

                  2003          $7,366
                  2004          $6,963
                  2005          $5,509
                  2006          $3,945
                  2007          $3,129

Mortgage servicing rights as of June 30, 2003, December 31, 2002 and June 30, 2002 were $4,180, $5,365, and $5,420, respectively. The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $2,666 and $841 for the six months ended June 30, 2003 and 2002, respectively. Amortization expense includes $1,801 and $373 for impairment of mortgage servicing rights for the six months ended June 30, 2003 and 2002, respectively. The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1,836 and $633 for the quarters ended June 30, 2003 and 2002, respectively. Amortization expense includes $1,372 and $373 for impairment of mortgage servicing rights for the quarters ended June 30, 2003 and 2002, respectively.

MERGERS AND ACQUISITIONS (DOLLARS IN THOUSANDS)


Effective April 1, 2003, First Citizens Bank and Trust Company of South Carolina ("First Citizens") acquired First Banks, Inc., a two-bank holding company headquartered in Carnesville, Georgia, which is the parent company of First Bank and Trust and The Bank of Toccoa (collectively "FBI"). The results of FBI's operations have been included in the consolidated financial statements since that date. The purpose of the acquisition was to expand First Citizens' banking presence in Georgia. The total cost of the acquisition, recorded as a purchase, was $59,110. The breakdown of the purchase price is as follows:

    Cash                                                           $38,892
    5 year First Citizens subordinated notes @ 7.50%                11,390
    7 year First Citizens subordinated notes @ 7.75%                 3,208
    10 year First Citizens subordinated notes @ 8.00%                5,620
                                                                   -------
                                                                   $59,110
                                                                   =======

Goodwill and other intangibles recorded in connection with this acquisition was $24,534, of which $23,689 is not subject to amortization.

On June 30, 2003, First Citizens entered into a definitive agreement to acquire four branches from an unrelated financial institution with estimated total deposits of $71,300. The acquisition is expected to be completed during the third or fourth quarter of 2003 pending regulatory approvals.

SUBSEQUENT EVENTS

On July 30, 2003, Bancorporation's Board of Directors declared a $.35 dividend on common stock to shareholders of record on August 15, 2003, payable August 25, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS



SUMMARY (DOLLARS IN THOUSANDS)

Net income for the quarter and six months ended June 30, 2003 totaled $10,297, or $11.28 per common share and $20,260, or $22.19 per common share, respectively. Net income for the quarter and six months ended June 30, 2002 totaled $9,853, or $10.66 per common share and $21,022, or $22.73 per common share, respectively.

The primary factors affecting the increase in net income for the quarter ended June 30, 2003 was a $3,284 or 27.13% increase in noninterest income, and a $631 or 1.72% increase in net interest income. These favorable changes were partially offset by a $2,890 or 9.22% increase in noninterest expense. See detailed discussion of components under "Net interest income" and "Noninterest income and expense" below.

The primary factor affecting the decrease in net income for the six months ended June 30, 2003 was a $5,724 or 9.44% increase in noninterest expense. This unfavorable change was partially offset by a $5,291 or 22.71% increase in noninterest income.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarters ended June 30, 2003 and June 30, 2002 was 12.99% and 13.90%, respectively. Return on assets decreased from 1.07% for the quarter ended June 30, 2002 to 1.00% for the quarter ended June 30, 2003.

Return on average stockholders' equity for the six months ended June 30, 2003 and June 30, 2002 was 13.02% and 15.13%, respectively. Return on assets decreased from 1.16% for the six months ended June 30, 2002 to 1.02% for the six months ended June 30, 2003.

The decrease in return on average assets for both the quarter and six months ended June 30, 2003 was primarily due to a decline in net interest margin to average assets.

Individual components of net income are discussed further in the following sections.

Table 1 provides summary information on selected ratios, average and year-to-date balances.


TABLE  1:  SELECTED  SUMMARY INFORMATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)  (UNAUDITED)


                                                        AS OF AND FOR THE         AS OF AND FOR THE
                                                          QUARTER ENDED           SIX MONTHS ENDED
                                                             JUNE 30,                  JUNE 30,
                                                    ------------------------  ------------------------
SELECTED RATIOS:                                        2003         2002         2003         2002
                                                    -----------  -----------  -----------  -----------
Return on average assets                                  1.00%        1.07%        1.02%        1.16%
Return on average stockholders' equity                   12.99%       13.90%       13.02%       15.13%

Return on average common stockholders' equity            13.12%       14.06%       13.15%       15.30%
Yield on average interest-earning assets (tax
  equivalent)                                             3.97%        4.36%        4.02%        4.37%
Average loans to average deposits                        74.47%       72.43%       73.66%       72.66%
Nonperforming assets to total loans                        .29%         .34%         .31%         .34%
Allowance for loan losses to total loans                  1.78%        1.78%        1.78%        1.78%

Allowance for loan losses to nonperforming assets          N/A          N/A         6.17x        5.37x
Average stockholders' equity to average total
  assets                                                  7.70%        7.70%        7.87%        7.64%

Total stockholders' equity to total assets                7.74%%       7.87%%       7.74%%       7.87%%

Dividends per common share                          $     0.25   $     0.25   $     0.50   $     0.50

Total risk-based capital ratio                           12.35%       12.94%       12.35%       12.94%
Tier I risk-based capital ratio                          10.38%       11.68%       10.38%       11.68%
Tier I leverage ratio                                     7.14%        7.68%        7.14%        7.68%

SELECTED AVERAGE BALANCES:
Total assets                                        $4,130,999   $3,690,772   $3,986,965   $3,668,093
Interest-earning assets                              3,793,182    3,395,737    3,661,653    3,367,966
Investment securities                                  947,474      946,180      929,595      927,102
Loans                                                2,648,775    2,247,930    2,528,331    2,244,930
Deposits                                             3,556,858    3,103,648    3,432,336    3,089,656
Noninterest-bearing deposits                           634,456      537,590      604,321      522,468
Interest-bearing deposits                            2,922,402    2,566,058    2,828,015    2,567,188
Interest-bearing liabilities                         3,149,516    2,840,224    3,040,634    2,837,940
Stockholders' equity                                   318,033      284,230      313,831      280,181

SELECTED YEAR-TO-DATE BALANCES:
Total assets                                        $4,146,843   $3,699,160   $4,146,843   $3,699,160
Interest-earning assets                              3,779,835    3,379,710    3,779,835    3,379,710
Investment securities                                  922,930      954,585      922,930      954,585
Loans                                                2,704,690    2,287,125    2,704,690    2,287,125
Deposits                                             3,573,675    3,119,836    3,573,675    3,119,836
Noninterest-bearing deposits                           660,173      564,082      660,173      564,082
Interest-bearing deposits                            2,913,502    2,555,754    2,913,502    2,555,754
Interest-bearing liabilities                         3,137,429    2,818,029    3,137,429    2,818,029
Stockholders' equity                                   320,827      290,968      320,827      290,968

NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyze net interest income on a tax equivalent basis for the quarters and six months ended June 30, 2003 and 2002.

TABLE 2:  COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCES (DOLLARS IN THOUSANDS)

                                             AS OF AND FOR THE QUARTER ENDED JUNE 30,
                                             ----------------------------------------

                                                              INTEREST             YIELD/     CHANGE DUE TO (2)
                                    AVERAGE BALANCE       INCOME/EXPENSE (1)        RATE      -----------------          NET
                                ----------------------  ----------------------  ------------    YIELD                  INCREASE
                                   2003        2002       2003        2002      2003   2002     /RATE       VOLUME    (DECREASE)
                                ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                       $2,648,775  $2,247,930  $ 43,522  $     41,858  6.59%  7.47%  $  (4,940)  $   6,604   $    1,664
Investment securities:
  Taxable                          933,869     933,768     6,674         9,893  2.87   4.25      (3,220)          1       (3,219)
  Non-taxable                       13,605      12,412       205           233  6.03   7.51         (46)         18          (28)
Federal funds sold                 196,933     201,627       593           868  1.21   1.73        (261)        (14)        (275)
                                ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------

Total interest-earning assets    3,793,182   3,395,737    50,994        52,852  5.39   6.24      (8,467)      6,609       (1,858)
                                ----------  ----------  --------  ------------                ----------  ----------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks            138,957     132,663
Premises and equipment             118,228     103,763
Other, less allowance for
  loan losses                       80,632      58,609
                                ----------  ----------

Total noninterest-earning
  assets                           337,817     295,035
                                ----------  ----------

TOTAL ASSETS                    $4,130,999  $3,690,772
                                ==========  ==========

INTEREST-BEARING LIABILITIES:
Deposits                        $2,922,402  $2,566,058  $ 11,648  $     14,014  1.60%  2.19%  $  (3,791)  $   1,425   $   (2,366)
Securities sold under
  agreements to repurchase         154,757     223,203       372           865  0.96   1.55        (329)       (164)        (493)
Long-term debt                      72,357      50,963     1,452         1,050  8.03   8.24         (27)        429          402
                                ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------

Total interest-bearing
  liabilities                    3,149,516   2,840,224    13,472        15,929  1.72   2.25      (4,147)      1,690       (2,457)
                                ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------

NONINTEREST-BEARING
  LIABILITIES:
Demand deposits                    634,456     537,590
Other liabilities                   28,994      28,728
                                ----------  ----------


Total noninterest-bearing
  liabilities                      663,450     566,318
                                ----------  ----------


TOTAL LIABILITIES                3,812,966   3,406,542
                                ----------  ----------

Stockholders' equity               318,033     284,230
                                ----------  ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $4,130,999  $3,690,772
                                ==========  ==========

NET INTEREST SPREAD                                                             3.67%  3.99%
                                                                                =====  =====
NET INTEREST MARGIN:                                    $ 37,522  $     36,923                $  (4,320)  $   4,919   $      599
                                                        ========  ============                ==========  ==========  ===========
   TO AVERAGE ASSETS                                                            3.64%  4.01%
                                                                                =====  =====
   TO AVERAGE INTEREST-
     EARNING ASSETS                                                             3.97%  4.36%
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

TABLE 3:  COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCES (DOLLARS IN THOUSANDS)

                                          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------

                                                             INTEREST            YIELD/      CHANGE DUE TO (2)
                                  AVERAGE BALANCE       INCOME/EXPENSE (1)        RATE       -----------------         NET
                              ----------------------  ----------------------  ------------    YIELD                  INCREASE
                                 2003        2002       2003        2002      2003   2002     /RATE       VOLUME    (DECREASE)
                              ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                     $2,528,331  $2,244,930  $ 83,879  $     84,055  6.69%  7.55%  $  (9,656)  $   9,480   $     (176)
Investment securities:
  Taxable                        916,850     914,162    13,662        19,926  3.00   4.40      (6,304)         40       (6,264)
  Non-taxable                     12,745      12,940       423           484  6.64   7.48         (55)         (6)         (61)
Federal funds sold               203,727     195,934     1,219         1,668  1.21   1.72        (496)         47         (449)
                              ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------

Total interest-earning
  assets                       3,661,653   3,367,966    99,183       106,133  5.46   6.35     (16,511)      9,561       (6,950)
                              ----------  ----------  --------  ------------                ----------  ----------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks          141,753     141,782
Premises and equipment           114,786     100,816
Other, less allowance for
 loan losses                      68,773      57,529
                              ----------  ----------

Total noninterest-earning
  assets                         325,312     300,127
                              ----------  ----------

TOTAL ASSETS                  $3,986,965  $3,668,093
                              ==========  ==========

INTEREST-BEARING
  LIABILITIES:
Deposits                      $2,828,015  $2,567,188  $ 22,842  $     29,380  1.63%  2.31%  $  (8,664)  $   2,126   $   (6,538)
Securities sold under
  agreements to repurchase       149,822     219,789       733         1,685  0.99   1.55        (606)       (346)        (952)
Long-term debt                    62,797      50,963     2,532         2,099  8.06   8.24         (44)        477          433
                              ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------


Total interest-bearing
  liabilities                  3,040,634   2,837,940    26,107        33,164  1.73   2.36      (9,314)      2,257       (7,057)
                              ----------  ----------  --------  ------------  -----  -----  ----------  ----------  -----------

NONINTEREST-BEARING
  LIABILITIES:
Demand deposits                  604,321     522,468
Other liabilities                 28,179      27,504
                              ----------  ----------


Total noninterest-bearing
  liabilities                    632,500     549,972
                              ----------  ----------


TOTAL LIABILITIES              3,673,134   3,387,912
                              ----------  ----------

Stockholders' equity             313,831     280,181
                              ----------  ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY        $3,986,965  $3,668,093
                              ==========  ==========

NET INTEREST SPREAD                                                           3.73%  3.99%
                                                                              =====  =====
NET INTEREST MARGIN:                                  $ 73,076  $     72,969                $  (7,197)  $   7,304   $      107
                                                      ========  ============                ==========  ==========  ===========
  TO AVERAGE ASSETS                                                           3.70%  4.01%
                                                                              =====  =====
  TO AVERAGE INTEREST-
     EARNING ASSETS                                                           4.02%  4.37%
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

CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER
----------------------------------------------

Net interest income on a tax equivalent basis increased $599 or 1.62% for the quarter ended June 30, 2003, over the comparable period in 2002. Net interest margin to average assets decreased from 4.01% for the quarter ended June 30, 2002 to 3.64% for the quarter ended June 30, 2003. This is primarily attributable to a 39 basis point decrease in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets decreased from 4.36% for the quarter ended June 30, 2002 to 3.97% for the quarter ended June 30, 2003. This was primarily attributable to a decrease in the net interest spread from 3.99% for the quarter ended June 30, 2002 to 3.67% for the quarter ended June
30, 2003. The decrease in the net interest spread was due to yields on interest-earning assets declining more than the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 6.24% for the quarter ended June 30, 2002 to 5.39% for the quarter ended June 30, 2003, or by 85 basis points, while the cost of interest-bearing liabilities decreased from 2.25% to 1.72%, or by 53 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. The decrease in yields on interest-earning assets has occurred as rates have declined significantly on new loans added to replace those that were refinanced or prepaid, and on investments that have matured or have been called. The decrease in rates paid on interest-bearing deposits is primarily due to a decline in rates paid on new and matured time deposits.

CURRENT YEAR-TO-DATE PERIOD COMPARED TO PRIOR YEAR-TO-DATE PERIOD
-----------------------------------------------------------------

Net interest income on a tax equivalent basis increased $107 or .15% for the six months ended June 30, 2003, over the comparable period in 2002. Net interest margin to average assets decreased from 4.01% for the six months ended June 30, 2002 to 3.70% for the six months ended June 30, 2003. This is primarily attributable to a 35 basis point decrease in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets decreased from 4.37% for the six months ended June 30, 2002 to 4.02% for the six months ended June 30, 2003. This was primarily attributable to a decrease in the net interest spread from 3.99% for the six months ended June 30, 2002 to 3.73% for the six months ended June 30, 2003. The decrease in the net interest spread was due to yields on interest-earning assets declining more than the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 6.35% for the six months ended June 30, 2002 to 5.46% for the six months ended June 30, 2003, or by 89 basis points, while the cost of interest-bearing liabilities decreased from 2.36% to 1.73%, or by 63 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was due to a decrease in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. The decrease in yields on interest-earning assets has occurred as rates have declined significantly on new loans and investments added to replace those that were refinanced or prepaid, and on investments that have matured or have been called. The decrease in rates paid on interest-bearing deposits is primarily due to a decline in rates paid on new and matured time deposits.


NONINTEREST INCOME AND EXPENSE (DOLLARS IN THOUSANDS)

CURRENT QUARTER COMPARED TO PRIOR YEAR QUARTER
----------------------------------------------

Noninterest income increased by $3,284 or 27.13% for the quarter ended June 30, 2003, over the comparable period in 2002 primarily due to increases in service charges on deposits, mortgage income and gain on sale of investment securities. The increase in service charges on deposits was primarily due to an increase in non-sufficient funds ("NSF") fees over the comparable period in 2002, which account for $927 of the $1,434 increase. Mortgage income increased by $803, or 176.87%, due to a $1,857 increase in the gain on sale of mortgage loans. The increase in mortgage income was partially offset by an increase of $999 in impairment recorded on mortgage servicing rights during the second quarter of 2003. Impairment of mortgage servicing rights totaled $1,372 during the quarter ended June 30, 2003, compared to $373 during the quarter ended June 30, 2002. The increase in impairment during the quarter is due to higher prepayment assumptions on mortgage loans serviced by Bancorporation. Higher prepayment speeds have resulted as mortgage rates have continued to decline in the current interest rate environment. The gain on sale of investment securities for the quarter ended June 30, 2003 was $720. There were no gains on sale of investment securities for the quarter ended June 30, 2002.

Noninterest expense increased by $2,890, or 9.22%, for the quarter ended June 30, 2003 over the comparable period in 2002 primarily due to increases in salaries and employee benefits, net occupancy expense and data processing expense. Salaries and employee benefits increased by $1,744, or 10.98%, during the quarter primarily due to an increase in the number of employees and merit increases. New employees have been added due to acquisitions and continued expansion of lines of business. Net occupancy expense increased by $349, or 15.18%. The increase is due to $305 additional depreciation expense related to four branches purchased after the quarter ended June 30, 2002 and on-going growth. Data processing expense increased $326, or 12.45%, during the quarter primarily due to increased transaction volume related to the on-going growth of Bancorporation. These increases were partially offset by a decrease in amortization of intangibles of $257, or 12.20%, primarily due to the run off of core deposit intangibles related to former acquisitions.


CURRENT YEAR-TO-DATE PERIOD COMPARED TO PRIOR YEAR-TO-DATE PERIOD
-----------------------------------------------------------------

Noninterest income increased by $5,291 or 22.71% for the six months ended June 30, 2003, over the comparable period in 2002 primarily due to increases in service charges on deposits, mortgage income and gain on sale of investment securities. The increase in service charges on deposits was primarily due to an increase in NSF fees over the comparable period in 2002, which accounted for $1,495 of the $2,349 increase. Mortgage income increased by $1,519, or 112.77%, due to a $3,087 increase in the gain on sale of mortgage loans. The increase in mortgage income was partially offset by an increase in impairment recorded on mortgage servicing rights totaling $1,428. The gain on sale of investment securities for the six months ended June 30, 2003 was $720. There were no gains on sale of investment securities for the six months ended June 30, 2002.

Noninterest expense increased by $5,724, or 9.44%, for the six months ended June 30, 2003 over the comparable period in 2002 primarily due to increases in salaries and employee benefits, net occupancy expense and data processing expense. Salaries and employee benefits increased by $4,250, or 14.10%, during the six months ended June 30, 2003 primarily due to an increase in the number of employees and merit increases. New employees have been added due to acquisitions and continued expansion of lines of business. Net occupancy expense increased by $870, or 19.84%. The increase is due to $545 additional depreciation expense related to four branches purchased after the six months ended June 30, 2002 and on-going growth. Data processing expense increased $507, or 9.83%, during the six months ended primarily due to the on-going growth realized by Bancorporation. The increase was partially offset by a decrease in amortization of intangibles of $610, or 14.24%, primarily due to the run off of core deposit intangibles related to former acquisitions.

INCOME TAXES (DOLLARS IN THOUSANDS)

Total income tax expense increased by $727 or 14.65% for the quarter ended June 30, 2003 over the comparable period in 2002. Total income tax expense increased by $609 or 5.75% for the six months ended June 30, 2003 over the comparable period in 2002. The effective tax rate was 35.60% and 33.50% for the quarters and six months ended June 30, 2003 and June 30, 2002, respectively.

                               FINANCIAL CONDITION

INVESTMENT SECURITIES (DOLLARS IN THOUSANDS)

As of June 30, 2003, the investment portfolio totaled $922,930, compared to $954,585 at June 30, 2002. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 92.46% and 93.07% U.S. government and agency securities as of June 30, 2003 and June 30, 2002, respectively. The remainder of the investment portfolio consists of municipal bonds, corporate bonds, and equity securities.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)

As of June 30, 2003, loans totaled $2,704,690, compared to $2,287,125 at June 30, 2002, an increase of $417,565, or 18.26%. Of the increase, $183,783 was due to the acquisition of FBI on April 1, 2003. The remainder was due to internal loan growth. The composition of the loan portfolio has not shifted significantly since June 30, 2002. Internal loan growth was funded through core deposits and short-term borrowed funds.

It is the policy of Bancorporation to maintain an allowance for loan losses to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the quarter and six months ended June 30, 2003 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of June 30, 2003 and 2002 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                     AS OF AND FOR THE       AS OF AND FOR THE
                                       QUARTER ENDED         SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                  ----------------------  -----------------------
ALLOWANCE FOR LOAN LOSSES:            2003       2002        2003         2002
                                  -----------  ---------  ----------  -----------
Balance at beginning of period    $   43,304   $ 39,722   $  43,305   $   40,259
Addition related to acquisitions       3,776         --       3,776           --
Provision for loan losses              2,425      2,571       3,363        3,461
                                  -----------  ---------  ----------  -----------
Charge-offs                           (1,796)    (1,923)     (3,257)      (3,799)
Recoveries                               411        370         933          819
                                  -----------  ---------  ----------  -----------
Net charge-offs                       (1,385)    (1,553)     (2,324)      (2,980)
                                  -----------  ---------  ----------  -----------
Balance at end of period          $   48,120   $ 40,740   $  48,120   $   40,740
                                  -----------  ---------  ----------  -----------

Nonperforming assets              $    7,793   $  7,591   $   7,793   $    7,591

Annualized net charge-offs to:
   Average loans                         .21%       .28%        .18%         .27%
   Loans at end of period                .20%       .27%        .17%         .26%
   Allowance for loan losses           11.51%     15.25%       9.66%       14.63%

FUNDING SOURCES (DOLLARS IN THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $453,839 or by 14.55% from June 30, 2002 to June 30, 2003. Of the increase, $208,969 was due to the acquisition of FBI on April 1, 2003. The remainder was due to internal deposit growth. Average deposits were $3,432,336 and $3,089,656 at June 30, 2003 and June 30, 2002, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings decreased $59,742 or 28.27% from June 30, 2002 to June 30, 2003. Average short-term borrowings were $149,822 and $219,789 at June 30, 2003 and June 30, 2002, respectively.

CAPITAL RESOURCES (DOLLARS IN THOUSANDS)

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I Capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk-adjusted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent, and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at June 30, 2003 and 2002.

CAPITAL RATIOS                          JUNE 30,
                                ----------------------
                                 2003            2002
                                ------          ------
Tier I leverage ratio            7.14%           7.68%
Total risk-based capital ratio  12.35%          12.94%
   Tier I                       10.38%          11.68%
   Tier II                       1.97%           1.26%


The Board of Directors each year authorizes management to repurchase outstanding shares of its capital stock. Purchases are subject to various conditions, including price and volume limitations (including, in the case of repurchases of Bancorporation's voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. Pursuant to similar authority during the six months ended June 30, 2003 and 2002, Bancorporation repurchased an aggregate of 3,443 and 5,500 shares, respectively, of its outstanding voting common stock, for an aggregate price of $1,337 and $1,641, respectively. With respect to other classes of Bancorporation's capital stock, aggregate repurchases during the six months ended June 30, 2003 and 2002 totaled 1,242 and 487 shares, respectively, for an aggregate price of $41 and $17, respectively. Repurchases of shares during both periods had an immaterial impact on Bancorporation's capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Bancorporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Bancorporation's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report have concluded that Bancorporation's disclosure controls and procedures were effective in timely alerting them to material information relating to Bancorporation which were required to be included in periodic SEC filings.

(b)  Changes in Internal Controls

     There were no changes in Bancorporation's internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bancorporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Registrant was held on April 30, 2003. At the meeting, Shareholders voted to elect 18 directors for terms of one year or until their respective successors are duly elected and qualified. The 18 Nominees, listed below, were elected as Directors for a term of 1 year.

Nominees                For    Withheld  Broker Non-Votes
--------------------  -------  --------  ----------------
C.H. Ames             850,416       694               234
J.B. Apple            850,219     1,125                 -
R.W. Blackmon         850,290       729               325
P.M. Bristow          850,650       694                 -
G.H. Broadrick        845,538       729             5,077
W.C. Cottingham       850,290       729               325
D.E. Dukes            850,615       729                 -
W.E. Hancock, III     850,650       694                 -
R.B. Haynes           850,653       691                 -
W.E. Haynes           850,559       694                91
L.M. Henderson        850,416       694               234
F.B. Holding          845,772       729             4,843
D.H. Jordan           850,290       729               325
C.S. McLaurin, III    850,559       694                91
N.W. Morrisette, Jr.  850,290       729               325
E.P. Palmer           850,290       729               325
W.E. Sellars          845,538       729             5,077
H.F. Sherrill         845,629       729             4,986

No other matters were voted on at the meeting, and there was no solicitation in opposition to management's Nominees listed in the Proxy Statement.

ITEM 5.   OTHER INFORMATION

Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The following exhibits are either attached hereto or incorporated by reference:

               11 Statement re computation of per share earnings (filed herewith).
               31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)
               31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)
               32 Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)

          (b) The following Form 8-K's were filed or furnished during the quarter ended June 30, 2003.

               Form 8-K furnished on April 30, 2003, reporting that Bancorporation had announced its results of operations for the quarter ended March 31, 2003.

               Form 8-K filed on July 1, 2003, reporting that Bancorporation's bank subsidiary had entered into a definitive agreement as of June 30, 2003 to acquire four branches from an unrelated financial institution.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST CITIZENS BANCORPORATION
                                        OF SOUTH CAROLINA, INC.
                                        (Registrant)


Dated:  August 13, 2003
                                        By:  /s/  Craig L. Nix
                                             -----------------------
                                             Craig L. Nix
                                             Chief Financial Officer

                                  EXHIBIT INDEX


     11        Statement  of  Re  Computation  of  Net  Income  per  Share
     31.1      Certification  of  Chief  Executive  Officer  required  by  Rule
               13a-14(a)  (filed  herewith)
     31.2      Certification  of  Chief  Financial  Officer  required  by  Rule
               13a-14(a)  (filed  herewith)
     32        Certification  (Pursuant  to  18  U.S.C.  Section  1350)