Form 10-Q
period 2003-09-30
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2003-11-13
CIK 708848

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 2003          Commission File Number 0-11172


                FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC.
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

        SOUTH  CAROLINA                                  57-0738665
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

     1230 MAIN STREET
 COLUMBIA,  SOUTH  CAROLINA                                            29201
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at October 31, 2003
                -----                           -------------------------------

VOTING COMMON STOCK, $5.00 PAR VALUE                     869,347 SHARES
NON-VOTING COMMON STOCK,$5.00 PAR VALUE                   36,409 SHARES

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                 SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                                     2003             2002            2002
                                                                                ---------------  --------------  ---------------
ASSETS
Cash and due from banks                                                         $      146,660   $     165,747   $      146,033
Federal funds sold                                                                      87,972         121,626           74,800
                                                                                ---------------  --------------  ---------------
Total cash and cash equivalents                                                        234,632         287,373          220,833
                                                                                ---------------  --------------  ---------------
Investment securities:
  Held-to-maturity, at amortized cost (fair value September 30, 2003-$20,344;
    December 31, 2002-$35,268; and September 30, 2002-$22,220)                          19,795          34,543           21,582
  Available-for-sale, at fair value                                                    904,516         881,327          861,418
                                                                                ---------------  --------------  ---------------
Total investment securities                                                            924,311         915,870          883,000
                                                                                ---------------  --------------  ---------------

Gross loans                                                                          2,849,352       2,415,396        2,369,770
  Less: Allowance for loan losses                                                      (50,467)        (43,305)         (42,285)
                                                                                ---------------  --------------  ---------------
Net loans                                                                            2,798,885       2,372,091        2,327,485
                                                                                ---------------  --------------  ---------------
Premises and equipment                                                                 127,503         110,472          106,927
Interest receivable                                                                     18,055          17,696           18,877
Intangible assets                                                                       73,470          45,478           42,611
Other assets                                                                            42,452          38,896           39,562
                                                                                ---------------  --------------  ---------------
     TOTAL ASSETS                                                               $    4,219,308   $   3,787,876   $    3,639,295
                                                                                ===============  ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Demand                                                                        $      675,220   $     575,632   $      568,107
  Time and savings                                                                   2,973,807       2,700,376        2,553,315
                                                                                ---------------  --------------  ---------------
Total deposits                                                                       3,649,027       3,276,008        3,121,422

Securities sold under agreements to repurchase                                         148,043         130,360          146,023
Long-term debt                                                                          72,357          52,139           50,963
Other liabilities                                                                       20,349          25,785           24,509
                                                                                ---------------  --------------  ---------------
     TOTAL LIABILITIES                                                               3,889,776       3,484,292        3,342,917
                                                                                ---------------  --------------  ---------------

     Commitments and contingencies                                                          --              --               --
                                                                                ---------------  --------------  ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock                                                                        3,111           3,173            3,173
  Non-voting common stock - $5.00 par value, authorized
    1,000,000; issued and outstanding September 30, 2003,
    December 31, 2002 and September 30, 2002 - 36,409                                      182             182              182
  Voting common stock - $5.00 par value, authorized 2,000,000;
    issued and outstanding September 30, 2003 - 869,487;
   December 31, 2002 - 874,835; and September 30, 2002 - 875,914                         4,347           4,374            4,380
  Surplus                                                                               65,081          65,081           65,081
  Undivided profits                                                                    238,798         211,264          203,269
  Accumulated other comprehensive income, net of taxes                                  18,013          19,510           20,293
                                                                                ---------------  --------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY                                                        329,532         303,584          296,378
                                                                                ---------------  --------------  ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    4,219,308   $   3,787,876   $    3,639,295
                                                                                ===============  ==============  ===============


            SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE DATA)


                                                        FOR THE            FOR THE
                                                     QUARTER ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                  ------------------  ------------------
                                                    2003      2002      2003      2002
                                                  --------  --------  --------  --------
INTEREST INCOME:
  Interest and fees on loans                      $ 43,477  $ 42,103  $126,987  $125,734
  Interest on investment securities:
    Taxable                                          5,805     9,362    19,472    29,289
    Non-taxable                                        137       141       411       456
  Federal funds sold                                   299       326     1,510     1,993
                                                  --------  --------  --------  --------
Total interest income                               49,718    51,932   148,380   157,472
                                                  --------  --------  --------  --------

INTEREST EXPENSE:
  Interest on deposits                               9,865    13,110    32,703    42,490
  Interest on short-term borrowings                    338       714     1,070     2,399
  Interest on long-term debt                         1,460     1,050     3,992     3,149
                                                  --------  --------  --------  --------
Total interest expense                              11,663    14,874    37,765    48,038
                                                  --------  --------  --------  --------

Net interest income                                 38,055    37,058   110,615   109,434
Provision for loan losses                            4,436     3,518     7,799     6,979
                                                  --------  --------  --------  --------
Net interest income after
  provision for loan losses                         33,619    33,540   102,816   102,455
                                                  --------  --------  --------  --------

NONINTEREST INCOME:
  Service charges on deposits                        9,179     8,000    26,203    22,674
  Commissions and fees from fiduciary activities       864     1,013     2,521     2,664
  Fees for other customer services                     406       359     1,160     1,098
  Mortgage income                                    4,022       591     6,889     1,939
  Bankcard discount and fees                         1,735     1,583     4,733     4,311
  Insurance premiums                                   443       513     1,478     1,300
  Gain on sale of investment securities                 62       228       781       228
  Other                                                374       566     1,445     1,696
                                                  --------  --------  --------  --------
Total noninterest income                            17,085    12,853    45,210    35,910
                                                  --------  --------  --------  --------

NONINTEREST EXPENSE:
  Salaries and employee benefits                    17,485    16,749    51,874    46,887
  Net occupancy expense                              2,817     2,301     8,072     6,689
  Furniture and equipment expense                    1,823     1,534     5,067     4,395
  Bankcard processing fees                           1,749     1,674     4,933     4,558
  Data processing fees                               2,932     2,586     8,597     7,745
  Amortization expense                               2,242     1,973     5,917     6,258
  Other                                              5,614     5,487    16,064    16,132
                                                  --------  --------  --------  --------
Total noninterest expense                           34,662    32,304   100,524    92,664
                                                  --------  --------  --------  --------

Income before income tax expense                    16,042    14,089    47,502    45,701
Income tax expense                                   5,806     4,720    17,006    15,310
                                                  --------  --------  --------  --------
NET INCOME                                        $ 10,236  $  9,369  $ 30,496  $ 30,391
                                                  ========  ========  ========  ========

NET INCOME PER COMMON SHARE -
  BASIC AND DILUTED                               $  11.24  $  10.19  $  33.41  $  32.92
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING-BASIC AND DILUTED             907,075   915,576   909,045   919,321


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME - UNAUDITED
(DOLLARS IN THOUSANDS)


                                               NON-                                       ACCUMULATED      TOTAL
                                              VOTING    VOTING                               OTHER         STOCK-
                                  PREFERRED   COMMON    COMMON              UNDIVIDED    COMPREHENSIVE    HOLDERS'
                                    STOCK      STOCK    STOCK    SURPLUS     PROFITS     INCOME/(LOSS)     EQUITY
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2001     $    3,201   $   182  $ 4,448   $ 65,081  $  178,399   $       19,604   $ 270,915
Comprehensive income:
  Net income                                                                   30,391                       30,391
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     taxes of $371                                                                                 689         689
                                                                                                         ----------
Total comprehensive income                                                                                  31,080
                                                                                                         ----------
Reacquired preferred stock              (28)                                       (3)                         (31)
Reacquired voting common stock                             (68)                (4,722)                      (4,790)
Common stock dividends                                                           (673)                        (673)
Preferred stock dividends                                                        (123)                        (123)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2002         3,173       182    4,380     65,081     203,269           20,293     296,378
Comprehensive income:
  Net income                                                                    8,657                        8,657
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $422                                                                              (783)       (783)
                                                                                                         ----------
Total comprehensive income                                                                                   7,874
                                                                                                         ----------
Reacquired preferred stock                                                                                       -
Reacquired voting common stock                              (6)                  (396)                        (402)
Common stock dividends                                                           (224)                        (224)
Preferred stock dividends                                                         (42)                         (42)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at December 31, 2002          3,173       182    4,374     65,081     211,264           19,510     303,584
Comprehensive income:
  Net income                                                                   30,496                       30,496
  Change in unrealized gain
     on investment securities
     available-for-sale, net of
     benefit of $806                                                                            (1,497)     (1,497)
                                                                                                         ----------
Total comprehensive income                                                                                  28,999
                                                                                                         ----------
Reacquired preferred stock              (62)                                       21                          (41)
Reacquired voting common stock                             (27)                (2,119)                      (2,146)
Common stock dividends                                                           (742)                        (742)
Preferred stock dividends                                                        (122)                        (122)
                                 -----------  -------  --------  --------  -----------  ---------------  ----------
Balance at September 30, 2003    $    3,111   $   182  $ 4,347   $ 65,081  $  238,798   $       18,013   $ 329,532
                                 ===========  =======  ========  ========  ===========  ===============  ==========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (DOLLARS IN THOUSANDS)

                                                                                           FOR THE
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    ----------------------
                                                                                       2003        2002
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  30,496   $  30,391
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                                           7,799       6,979
    Depreciation and amortization                                                      14,574      13,848
    Net accretion of discount on
      investment securities                                                               348         743
    Deferred income tax benefit                                                        (3,163)       (528)
    (Gain) loss on sale of premises and equipment                                         (85)         53
    (Increase) decrease in accrued interest receivable                                   (359)      1,134
    Decrease in accrued interest payable                                               (3,072)     (3,940)
    Origination of mortgage loans held-for-resale                                    (418,080)   (210,427)
    Proceeds from sales of mortgage loans held-for-resale                             426,013     242,294
    Gain on sales of mortgage loans held-for-resale                                    (5,916)     (1,695)
    Gain on sale of investment securities                                                (781)       (228)
    Decrease (increase) in other assets                                                 6,376     (10,908)
    (Decrease) increase in other liabilities                                           (4,037)      4,624
                                                                                    ----------  ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                            50,113      72,340
                                                                                    ==========  ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                            (250,470)   (144,840)
    Calls, maturities and prepayments of investment securities, held-to-maturity       24,171       3,231
    Purchases of investment securities, held-to-maturity                               (5,520)     (2,247)
    Calls, maturities and prepayments of investment securities, available-for-sale    370,035     357,716
    Purchases of investment securities, available-for-sale                           (380,771)   (341,400)
    Proceeds from sales of premises and equipment                                         287          90
    Purchases of premises and equipment                                               (20,174)    (15,221)
    (Increase) decrease in other real estate owned                                     (1,300)        454
    (Increase) decrease in intangible assets                                          (32,700)      1,961
    Purchase of institution, net of cash acquired                                      89,155           -
                                                                                    ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES                                          (207,287)   (140,256)
                                                                                    ==========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                           89,801     106,468
    Increase (decrease) in  securities sold under agreements
      to repurchase                                                                    17,683     (68,000)
    Cash dividends paid                                                                  (864)       (796)
    Cash paid to reacquire preferred stock                                                (41)        (31)
    Cash paid to reacquire common stock                                                (2,146)     (4,790)
                                                                                    ----------  ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       104,433      32,851
                                                                                    ==========  ==========

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             (52,741)    (35,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      287,373     255,898
                                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 234,632   $ 220,833
                                                                                    ==========  ==========


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 is an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entities ("VIEs"). The Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.

The Interpretation was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003 was required to apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003. However, on October 9, 2003, the FASB delayed the effective date of this Interpretation for public entities until the first interim or annual reporting period beginning after December 15, 2003 so long as the VIE was created before February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with Interpretation 46, other than in the disclosures required by paragraph 26 of the Interpretation. Management has determined that Bancorporation meets these conditions and will defer the adoption of FIN 46 until December 31, 2003. Management is currently continuing to evaluate Bancorporation's involvement with VIEs and potential VIEs or transactions, particularly with limited liability partnerships in low-income housing developments, and trust preferred securities structures. Depending on the ultimate applicability of the Interpretation on these entities or transactions, the most significant effect of the Interpretation is expected to be on Bancorporation's statement of condition, as the potential consolidation of additional entities would increase Bancorporation's consolidated assets and liabilities and affect its capital ratios. Management believes that the ultimate implementation of FIN 46 will not have a significant impact on Bancorporation's results of operations. Any consolidation of previously unconsolidated entities as a result of FIN 46 would represent an accounting change; however, it would not affect Bancorporation's legal rights or obligations with respect to these entities. Interpretive guidance relating to FIN 46 is continuing to evolve and management will continue to assess various aspects of consolidations and VIE accounting as additional guidance becomes available.


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


GOODWILL AND OTHER INTANGIBLES (DOLLARS IN THOUSANDS)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter ended September 30, 2003. At September 30, 2003, the total carrying amount of intangible assets not subject to amortization was $25,913. The discontinuation of amortization of goodwill has had an immaterial effect on Bancorporation's consolidated financial statements.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation's consolidated financial statements, all of which are being amortized:

                                    AS OF           AS OF           AS OF
                                SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30
                                    2003             2002            2002
                               ---------------  -------------  --------------
CORE DEPOSIT INTANGIBLES:

Gross carrying value          $      117,166   $     105,669   $     102,498
Accumulated amortization             (75,953)        (70,034)        (68,129)
                              ---------------  --------------  --------------
    Balance at end of period  $       41,213   $      35,635   $      34,369
                              ===============  ==============  ==============


Amortization expense on core deposit intangibles was $5,917 and $6,258 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense on core deposit intangibles was $2,242 and $1,973 for the quarters ended September 30, 2003 and 2002, respectively.

Bancorporation projects the following aggregate amortization expense:

          2003          $8,327
          2004          $9,137
          2005          $7,682
          2006          $6,118
          2007          $5,303

Mortgage servicing rights as of September 30, 2003, December 31, 2002 and September 30, 2002 were $6,344, $5,365, and $5,026, respectively. The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1,588 and $1,942 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense includes $255 and $1,193 for impairment of mortgage servicing rights for the nine months ended September 30, 2003 and 2002, respectively. During the quarter ended September 30, 2003, $1,546 of previously recorded mortgage servicing rights impairment was recaptured due to the increasing interest rate environment surrounding mortgage loans. The recapture had the effect of reducing amortization expense recorded on mortgage servicing rights during the quarter, and thereby increased mortgage income as included in the Consolidated Statements of Income. Total amortization expense, including the $1,546 recapture described above, was negative $1,078. The difference between the $1,546 recapture and the negative $1,078 of amortization expense represents normal amortization of mortgage servicing rights recorded during the quarter ended September 30, 2003. The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1,101 which includes $821 for impairment of mortgage servicing rights for the quarter ended September 30, 2002.


MERGERS AND ACQUISITIONS (DOLLARS IN THOUSANDS)


On September 26, 2003, First Citizens Bank and Trust Company of South Carolina ("First Citizens") completed its acquisition of four branches from an unrelated financial institution with total deposits of $69,616.


SUBSEQUENT  EVENTS


On October 29, 2003, Bancorporation's Board of Directors declared a $.35 dividend on common stock to shareholders of record on November 14, 2003, payable November 25, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS


SUMMARY  (DOLLARS  IN  THOUSANDS)

Net income for the quarter and nine months ended September 30, 2003 totaled $10,236, or $11.24 per common share and $30,496, or $33.41 per common share, respectively. Net income for the quarter and nine months ended September 30, 2002 totaled $9,369, or $10.19 per common share and $30,391, or $32.92 per common share, respectively.

The primary factor affecting the increase in net income for the quarter ended September 30, 2003 was a $4,232 or 32.93% increase in noninterest income, partially offset by an increase in noninterest expense of $2,358 or 7.30%. See detailed discussion of components under the "Noninterest income and expense" section below.

The primary factor affecting the increase in net income for the nine months ended September 30, 2003 was a $9,300 or 25.90% increase in noninterest income, partially offset by a $7,860 or 8.48% increase in noninterest expense. See detailed discussion of components under the "Noninterest income and expense" section below.

Return on average stockholders' equity and average assets are key measures of earnings performance. Return on average stockholders' equity for the quarters ended September 30, 2003 and September 30, 2002 was 12.49% and 12.57%, respectively. Return on assets decreased from 1.02% for the quarter ended
September  30,  2002  to  0.97%  for  the  quarter  ended  September  30,  2003.

Return on average stockholders' equity for the nine months ended September 30, 2003 and September 30, 2002 was 12.84% and 14.24%, respectively. Return on assets decreased from 1.11% for the nine months ended September 30, 2002 to 1.01% for the nine months ended September 30, 2003.

The decrease in return on average assets for both the quarter and nine months ended September 30, 2003 was primarily due to a decline in net interest margin to average assets. See detailed discussion of net interest income under the "Net interest income" section below.

Individual components of net income are discussed further in the following sections.

Table 1 provides summary information on selected ratios, average and year-to-date balances.

TABLE  1:  SELECTED  SUMMARY INFORMATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  (UNAUDITED)

                                                          AS OF AND FOR THE         AS OF AND FOR THE
                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30
                                                       ------------------------  ------------------------
SELECTED RATIOS:                                          2003         2002         2003         2002
                                                       -----------  -----------  -----------  -----------
Return on average assets                                     0.97%        1.02%        1.01%        1.11%
Return on average stockholders' equity                      12.49%       12.57%       12.84%       14.24%

Return on average common stockholders' equity               12.61%       12.70%       12.96%       14.40%
Yield on average interest-earning assets (tax
  equivalent)                                                3.98%        4.42%        4.01%        4.38%
Average loans to average deposits                           77.71%       75.27%       75.06%       73.54%
Nonperforming assets to total loans                           .34%         .30%         .34%         .30%
Allowance for loan losses to total loans                     1.77%        1.78%        1.77%        1.78%

Allowance for loan losses to nonperforming assets            N/A          N/A          5.28x        5.99x

Average stockholders' equity to average total assets         7.80%        8.10%        7.85%        7.79%

Total stockholders' equity to total assets                   7.81%        8.14%        7.81%        8.14%

Dividends paid per common share                        $     0.35   $     0.25   $     0.85   $     0.75

Total risk-based capital ratio                              11.91%       12.89%       11.91%       12.89%
Tier I risk-based capital ratio                             10.06%       11.63%       10.06%       11.63%
Tier I leverage ratio                                        7.18%        7.95%        7.18%        7.95%

SELECTED AVERAGE BALANCES:
Total assets                                           $4,167,228   $3,651,191   $4,047,712   $3,662,395
Interest-earning assets                                 3,821,169    3,354,754    3,715,408    3,363,513
Investment securities                                     916,595      946,242      925,213      933,552
Loans                                                   2,783,180    2,332,854    2,614,214    2,274,560
Deposits                                                3,581,548    3,099,334    3,482,619    3,092,917
Noninterest-bearing deposits                              655,396      550,451      621,533      531,898
Interest-bearing deposits                               2,926,152    2,548,883    2,861,086    2,561,019
Interest-bearing liabilities                            3,160,403    2,776,401    3,080,995    2,817,201
Stockholders' equity                                      325,128      295,755      317,638      285,429

SELECTED YEAR-TO-DATE BALANCES:
Total assets                                           $4,219,308   $3,639,295   $4,219,308   $3,639,295
Interest-earning assets                                 3,861,635    3,327,570    3,861,635    3,327,570
Investment securities                                     924,311      883,000      924,311      883,000
Loans                                                   2,849,352    2,369,770    2,849,352    2,369,770
Deposits                                                3,649,027    3,121,422    3,649,027    3,121,422
Noninterest-bearing deposits                              675,220      568,107      675,220      568,107
Interest-bearing deposits                               2,973,807    2,553,315    2,973,807    2,553,315
Interest-bearing liabilities                            3,194,207    2,750,301    3,194,207    2,750,301
Stockholders' equity                                      329,532      296,378      329,532      296,378

NET INTEREST INCOME (DOLLARS IN THOUSANDS)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyze net interest income on a tax equivalent basis for the quarters and nine months ended September 30, 2003 and 2002.

TABLE 2: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCES (DOLLARS IN THOUSANDS)

                                              AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30,
                                              ---------------------------------------------

                                                                 INTEREST           YIELD/       CHANGE DUE TO (2)
                                           AVERAGE BALANCE     INCOME/EXPENSE (1)    RATE              YIELD            NET
                                           ---------------     ------------------   ------       ----------------    INCREASE
                                           2003        2002      2003     2002    2003   2002    /RATE     VOLUME   (DECREASE)
                                        ----------  ----------  ------  -------   ----   ----   -------   -------   ----------
INTEREST-EARNING ASSETS:
Loans (3)                               $2,783,180  $2,332,854  $43,649  $42,307  6.22%  7.19%  $(5,661)  $ 7,003   $    1,342
Investment securities:
  Taxable                                  904,668     934,594    5,805    9,362  2.55   3.97    (3,366)     (191)      (3,557)
  Non-taxable                               11,927      11,648      210      218  7.04   7.49       (13)        5           (8)
Federal funds sold                         121,394      75,658      299      326  0.98   1.71      (139)      112          (27)
                                        ----------  ----------  -------  -------  -----  -----  --------  --------  -----------

Total interest-earning assets            3,821,169   3,354,754   49,963   52,213  5.19   6.18    (9,179)    6,929       (2,250)
                                        ----------  ----------  -------  -------                --------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                    143,127     133,714
Premises and equipment                     125,908     105,191
Other, less allowance for loan losses       77,024      57,532
                                        ----------  ----------

Total noninterest-earning assets           346,059     296,437
                                        ----------  ----------

TOTAL ASSETS                            $4,167,228  $3,651,191
                                        ==========  ==========

INTEREST-BEARING LIABILITIES:
Deposits                                $2,926,152  $2,548,883  $ 9,865  $13,110  1.34%  2.04%  $(4,509)  $ 1,264   $   (3,245)
Securities sold under
 agreements to repurchase                  161,894     176,555      338      714  0.83   1.60      (346)      (30)        (376)
Long-term debt                              72,357      50,963    1,460    1,050  8.07   8.24       (22)      432          410
                                        ----------  ----------  -------  -------  -----  -----  --------  --------  -----------

Total interest-bearing liabilities       3,160,403   2,776,401   11,663   14,874  1.47   2.13    (4,877)    1,666       (3,211)
                                        ----------  ----------  -------  -------  -----  -----  --------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                            655,396     550,451
Other liabilities                           26,301      28,584
                                        ----------  ----------


Total noninterest-bearing liabilities      681,697     579,035
                                        ----------  ----------


TOTAL LIABILITIES                        3,842,100   3,355,436
                                        ----------  ----------

Stockholders' equity                       325,128     295,755
                                        ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $4,167,228  $3,651,191
                                        ==========  ==========

NET INTEREST SPREAD                                                               3.72%  4.05%
                                                                                  =====  =====
NET INTEREST MARGIN:                                            $38,300  $37,339                $(4,302)  $ 5,263   $      961
                                                                =======  =======                ========  ========  ===========
  TO AVERAGE ASSETS                                                               3.65%  4.06%
                                                                                  =====  =====
  TO AVERAGE INTEREST-EARNING
    ASSETS                                                                        3.98%  4.42%
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

TABLE 3: COMPARATIVE AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT RATE/VOLUME VARIANCES (DOLLARS IN THOUSANDS)

                                            AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------

                                                                   INTEREST           YIELD/      CHANGE DUE TO (2)
                                           AVERAGE BALANCE      INCOME/EXPENSE (1)     RATE            YIELD               NET
                                           ---------------     ------------------      ----       -----------------     INCREASE
                                           2003        2002       2003      2002    2003   2002     /RATE     VOLUME   (DECREASE)
                                        ----------  ----------  --------  --------  -----  -----  ---------  --------  -----------
INTEREST-EARNING ASSETS:
Loans (3)                               $2,614,214  $2,274,560  $127,528  $126,362  6.52%  7.43%  $(15,443)  $16,609   $    1,166
Investment securities:
  Taxable                                  912,744     921,047    19,472    29,289  2.85   4.25     (9,640)     (177)      (9,817)
  Non-taxable                               12,469      12,505       633       703  6.77   7.50        (68)       (2)         (70)
Federal funds sold                         175,981     155,401     1,510     1,993  1.15   1.71       (661)      178         (483)
                                        ----------  ----------  --------  --------  -----  -----  ---------  --------  -----------

Total interest-earning assets            3,715,408   3,363,513   149,143   158,347  5.37   6.29    (25,812)   16,608       (9,204)
                                        ----------  ----------  --------  --------                ---------  --------  -----------

NONINTEREST-EARNING ASSETS:
Cash and due from banks                    142,216     139,060
Premises and equipment                     118,534     102,290
Other, less allowance for loan losses       71,554      57,532
                                        ----------  ----------

Total noninterest-earning assets           332,304     298,882
                                        ----------  ----------

TOTAL ASSETS                            $4,047,712  $3,662,395
                                        ==========  ==========

INTEREST-BEARING LIABILITIES:
Deposits                                $2,861,086  $2,561,019  $ 32,703  $ 42,490  1.53%  2.22%  $(13,230)  $ 3,443   $   (9,787)
Securities sold under
 agreements to repurchase                  153,890     205,219     1,070     2,399  0.93   1.56       (971)     (358)      (1,329)
Long-term debt                              66,019      50,963     3,992     3,149  8.06   8.24        (67)      910          843
                                        ----------  ----------  --------  --------  -----  -----  ---------  --------  -----------


Total interest-bearing liabilities       3,080,995   2,817,201    37,765    48,038  1.64   2.28    (14,268)    3,995      (10,273)
                                        ----------  ----------  --------  --------  -----  -----  ---------  --------  -----------

NONINTEREST-BEARING LIABILITIES:
Demand deposits                            621,533     531,898
Other liabilities                           27,546      27,867
                                        ----------  ----------


Total noninterest-bearing liabilities      649,079     559,765
                                        ----------  ----------


TOTAL LIABILITIES                        3,730,074   3,376,966
                                        ----------  ----------

Stockholders' equity                       317,638     285,429
                                        ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $4,047,712  $3,662,395
                                        ==========  ==========

NET INTEREST SPREAD                                                                 3.73%  4.01%
                                                                                    =====  =====
NET INTEREST MARGIN:                                            $111,378  $110,309                $(11,544)  $12,613   $    1,069
                                                                ========  ========                =========  ========  ===========
  TO AVERAGE ASSETS                                                                 3.68%  4.03%
                                                                                    =====  =====
  TO AVERAGE INTEREST-EARNING
    ASSETS                                                                          4.01%  4.38%
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

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------

Net interest income on a tax equivalent basis increased $961 or 2.57% for the quarter ended September 30, 2003, over the comparable period in 2002. Net interest margin to average assets decreased from 4.06% for the quarter ended September 30, 2002 to 3.65% for the quarter ended September 30, 2003. This is primarily attributable to a 44 basis point decrease in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets decreased from 4.42% for the quarter ended September 30, 2002 to 3.98% for the quarter ended September 30, 2003. This was primarily attributable to a decrease in the net interest spread from 4.05% for the quarter ended September 30, 2002 to 3.72% for the quarter ended September 30, 2003. The decrease in the net interest spread was due to yields on interest-earning assets declining more than the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 6.18% for the quarter ended September 30, 2002 to 5.19% for the quarter ended September 30, 2003, or by 99 basis points, while the cost of interest-bearing liabilities decreased from 2.13% to 1.47%, or by 66 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was primarily due to decreases in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. The decrease in yields on interest-earning assets has occurred as rates have declined significantly on new loans added to replace those that were refinanced or prepaid, and on investments that have matured or have been called. The decrease in rates paid on interest-bearing deposits is primarily due to a decline in rates paid on new and matured time deposits.

CURRENT  YEAR-TO-DATE  PERIOD  COMPARED  TO  PRIOR  YEAR-TO-DATE  PERIOD
------------------------------------------------------------------------

Net interest income on a tax equivalent basis increased $1,069 or .97% for the nine months ended September 30, 2003, over the comparable period in 2002. Net interest margin to average assets decreased from 4.03% for the nine months ended September 30, 2002 to 3.68% for the nine months ended September 30, 2003. This is primarily attributable to a 37 basis point decrease in the net interest margin to average interest-earning assets.

Net interest margin to average interest-earning assets decreased from 4.38% for the nine months ended September 30, 2002 to 4.01% for the nine months ended September 30, 2003. This was primarily attributable to a decrease in the net interest spread from 4.01% for the nine months ended September 30, 2002 to 3.73% for the nine months ended September 30, 2003. The decrease in the net interest spread was due to yields on interest-earning assets declining more than the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 6.29% for the nine months ended September 30, 2002 to 5.37% for the nine months ended September 30, 2003, or by 92 basis points, while the cost of interest-bearing liabilities decreased from 2.28% to 1.64%, or by 64 basis points. The decrease in the yield on interest-earning assets was due to a decrease in the yields on loans, investment securities and federal funds sold. The decrease in the cost of interest-bearing liabilities was primarily due to decreases in the rates paid on interest-bearing deposits and securities sold under agreements to repurchase. The decrease in yields on interest-earning assets has occurred as rates have declined significantly on new loans and investments added to replace those that were refinanced or prepaid, and on investments that have matured or have been called. The decrease in rates paid on interest-bearing deposits is primarily due to a decline in rates paid on new and matured time deposits.


NONINTEREST  INCOME  AND  EXPENSE  (DOLLARS  IN  THOUSANDS)

CURRENT  QUARTER  COMPARED  TO  PRIOR  YEAR  QUARTER
----------------------------------------------------

Noninterest income increased by $4,232 or 32.93% for the quarter ended September 30, 2003, over the comparable period in 2002 primarily due to increases in service charges on deposits and mortgage income. The increase in service charges on deposits was primarily due to an increase in non-sufficient funds ("NSF") fees over the comparable period in 2002, which account for $769 of the increase. Mortgage income increased by $3,431, or 580.54%, due to $1,133 and $2,298 increases in the gain on sale of mortgage loans and servicing income, respectively. Servicing income increased primarily due to the $1,546 recapture during the quarter ended September 30, 2003 of mortgage servicing rights impairment discussed under the caption "Goodwill and other intangibles" section in Item 1 above, compared to an $821 impairment charge for the quarter ended September 30, 2002. The recapture of mortgage servicing rights impairment recorded in the current quarter was the result of increased mortgage rates since the second quarter 2003.

Noninterest expense increased by $2,358, or 7.30%, for the quarter ended September 30, 2003 over the comparable period in 2002 primarily due to increases in salaries and employee benefits, net occupancy expense and data processing expense. Salaries and employee benefits increased by $736, or 4.39%, during the quarter primarily due to an increase in the number of employees and merit increases. New employees have been added due to acquisitions and continued expansion of lines of business. Net occupancy expense increased by $516, or 22.43%. The increase was due to $530 additional depreciation expense related to branches purchased after September 30, 2002 and on-going growth. Data processing expense increased by $346, or 13.38%, during the quarter primarily due to increased transaction volume related to on-going growth of Bancorporation.

CURRENT  YEAR-TO-DATE  PERIOD  COMPARED  TO  PRIOR  YEAR-TO-DATE  PERIOD
------------------------------------------------------------------------

Noninterest income increased by $9,300 or 25.90% for the nine months ended September 30, 2003, over the comparable period in 2002 primarily due to increases in service charges on deposits and mortgage income. The increase in service charges on deposits was primarily due to an increase in NSF fees over the comparable period in 2002, which accounted for $2,116 of the increase. Mortgage income increased by $4,950, or 255.29%, due to a $4,221 and $729 increase in the gain on sale of mortgage loans and servicing income, respectively. See discussion of mortgage servicing rights in the previous section.


Noninterest expense increased by $7,860, or 8.48%, for the nine months ended September 30, 2003 over the comparable period in 2002 primarily due to increases in salaries and employee benefits, net occupancy expense and data processing expense. Salaries and employee benefits increased by $4,987, or 10.64%, during the nine months ended September 30, 2003 primarily due to an increase in the number of employees and merit increases. New employees have been added due to acquisitions and continued expansion of lines of business. Net occupancy expense increased by $1,383, or 20.68%. The increase was due to $1,313 additional depreciation expense related to branches purchased after September 30, 2002 and on-going growth. Data processing expense increased $852, or 11.00%, during the nine months ended primarily due to increased transaction volume related to on-going growth realized by Bancorporation.


INCOME  TAXES  (DOLLARS  IN  THOUSANDS)

Total income tax expense increased by $1,086 or 23.01% for the quarter ended September 30, 2003 over the comparable period in 2002. Total income tax expense increased by $1,696 or 11.08% for the nine months ended September 30, 2003 over the comparable period in 2002. The effective tax rate was 36.19% and 33.50% for the quarters ended September 30, 2003 and September 30, 2002, respectively. The effective tax rate was 35.80% and 33.50% for the nine months ended September 30, 2003 and September 30, 2002, respectively.

                               FINANCIAL CONDITION

INVESTMENT  SECURITIES  (DOLLARS  IN  THOUSANDS)

As of September 30, 2003, the investment portfolio totaled $924,311, compared to $883,000 at September 30, 2002. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 92.58% and 94.16% U.S. government and agency securities as of September 30, 2003 and September 30, 2002, respectively. The remainder of the investment portfolio consists of municipal bonds, corporate bonds, and equity securities.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS)

As of September 30, 2003, loans totaled $2,849,352, compared to $2,369,770 at September 30, 2002, an increase of $479,582, or 20.24%. Of the increase, $183,783 was due to the acquisition of First Banks, Inc. ("FBI") on April 1, 2003. The remainder was due to internal loan growth. The composition of the loan portfolio has not shifted significantly since September 30, 2002. Internal loan growth was funded primarily through core deposits and short-term borrowed funds.

It is the policy of Bancorporation to maintain an allowance for loan losses to absorb potential losses inherent in the loan portfolio. Management believes that the provision taken during the quarter and nine months ended September 30, 2003 was appropriate to provide an allowance for loan losses which considers the past experience of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions in Bancorporation's market areas.

An analysis of activity in the allowance for loan losses as of September 30, 2003 and 2002 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

                                  AS OF AND FOR THE   AS OF AND FOR THE
                                    QUARTER ENDED     NINE MONTHS ENDED
                                    SEPTEMBER 30,       SEPTEMBER 30,
                                    -------------       -------------
ALLOWANCE FOR LOAN LOSSES:          2003      2002      2003      2002
                                  --------  --------  --------  --------
Balance at beginning of period    $48,120   $40,740   $43,305   $40,259
Addition related to acquisitions       --        --     3,776        --
Provision for loan losses           4,436     3,518     7,799     6,979
                                  --------  --------  --------  --------
Charge-offs                        (2,532)   (2,322)   (5,789)   (6,121)
Recoveries                            443       349     1,376     1,168
                                  --------  --------  --------  --------
Net charge-offs                    (2,089)   (1,973)   (4,413)   (4,953)
                                  --------  --------  --------  --------
Balance at end of period          $50,467   $42,285   $50,467   $42,285
                                  --------  --------  --------  --------

Nonperforming assets              $ 9,564   $ 7,062   $ 9,564   $ 7,062

Annualized net charge-offs to:
Average loans                         .30%      .34%      .23%      .29%
Loans at end of period                .29%      .33%      .21%      .28%
Allowance for loan losses           16.56%    18.66%    11.66%    15.62%

FUNDING  SOURCES  (DOLLARS  IN  THOUSANDS)

Bancorporation's primary source of funds is its deposit base. Total deposits increased $527,605 or by 16.90% from September 30, 2002 to September 30, 2003. Of the increase, $208,969 was due to the acquisition of FBI on April 1, 2003. The remainder was due to internal deposit growth. Average deposits were $3,482,619 and $3,092,917 at September 30, 2003 and September 30, 2002,
respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. Short-term borrowings increased $2,020 or by 1.38% from September 30, 2002 to September 30, 2003. Average short-term borrowings were $153,890 and $205,219 at September 30, 2003 and September 30, 2002, respectively.

CAPITAL  RESOURCES  (DOLLARS  IN  THOUSANDS)

Regulatory agencies define capital as Tier I, consisting of stockholders' equity less ineligible intangible assets, and Total Capital, consisting of Tier I Capital plus the allowable portion of the allowance for loan losses and certain long-term debt.

Regulatory guidelines require a minimum ratio of total capital to risk weighted assets of 8 percent, with at least 50 percent consisting of tangible common stockholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I capital to risk weighted assets ratio of 6 percent, a total capital to risk weighted assets ratio of 10 percent, and a Tier I capital to average assets leverage ratio of 5 percent are considered well-capitalized by regulatory standards. The following table details Bancorporation's capital ratios at September 30, 2003 and 2002.

                                        SEPTEMBER 30,
                                        --------------
CAPITAL RATIOS                           2003    2002
                                        ------  ------
Tier I capital to average assets ratio   7.18%   7.95%
Total capital to risk weighted assets   11.91%  12.89%
    Tier I                              10.06%  11.63%
    Tier II                              1.85%   1.26%

The Board of Directors each year authorizes management to repurchase outstanding shares of its capital stock. Purchases are subject to various conditions, including price and volume limitations (including, in the case of repurchases of Bancorporation's voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. Pursuant to similar authority during the nine months ended September 30, 2003 and 2002, Bancorporation repurchased an aggregate of 5,348 and 13,626 shares, respectively, of its outstanding voting common stock, for an aggregate price of $2,146 and $4,790, respectively. With respect to other classes of Bancorporation's capital stock, aggregate repurchases during the nine months ended September 30, 2003 and 2002 totaled 1,242 and 670 shares, respectively, for an aggregate price of $41 and $31, respectively. Repurchases of shares during both periods had an immaterial impact on Bancorporation's capital.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM  4.  CONTROLS  AND  PROCEDURES

(a)   Evaluation  of  Disclosure  Controls  and  Procedures

      Bancorporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Bancorporation's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report, have concluded that Bancorporation's disclosure controls and procedures were effective as of the end of that period.

(b)   Changes  in  Internal  Control  Over  Financial  Reporting

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


      (b) The following Form 8-K's were filed or furnished during the quarter ended September 30, 2003.

            Form 8-K furnished on August 1, 2003, reporting that Bancorporation had announced its results of operations for the quarter and six months ended June 30, 2003.

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


                                               FIRST  CITIZENS  BANCORPORATION
                                               OF  SOUTH  CAROLINA,  INC.
                                               (Registrant)


Dated:   November 13, 2003
                                               By:  /s/  Craig L. Nix
                                                    -----------------
                                                    Craig L. Nix
                                                    Chief Financial Officer

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