Form 10-K
period 2003-12-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2004-03-15
CIK 708848

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-11172

FIRST CITIZENS BANCORPORATION

OF SOUTH CAROLINA, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0738665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1225 Lady Street Columbia, South Carolina	29201
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of Registrant’s Voting and Non-Voting Common Stock held by non-affiliates computed by reference to the price at which the Voting and Non-Voting Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $195,467,300. (There is no market or any quoted prices for Registrant’s Non-Voting Common Stock, and the aggregate market value of those shares has been calculated based on their estimated value on the last business day of the Registrant’s most recently completed second fiscal quarter.)

As of February 29, 2004, there were 867,801 outstanding shares of the Registrant’s Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated by reference into Part II.

(2) Portions of the Registrant’s definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 22, 2004, are incorporated by reference into Part III.

PART I.

Item 1.	BUSINESS

General.    First Citizens Bancorporation of South Carolina, Inc. (“Bancorporation” or “Registrant”) was incorporated under the laws of South Carolina during 1982. It owns all of the outstanding stock of its three banking subsidiaries, First-Citizens Bank and Trust Company of South Carolina (“First Citizens”), The Exchange Bank of South Carolina, Inc. (“Exchange”), and Citizens Bank (“Citizens”). First Citizens, Exchange, and Citizens are sometimes referred to collectively in this report as the “Banks”.

First Citizens was formed in 1969 as the resulting bank from the merger of Citizens Bank (which was organized during 1936 as Anderson Brothers Bank) and The Commercial Bank and Trust Company (which was organized during 1913 as Homestead Bank). First Banks, Inc., a two-bank holding company headquartered in Carnesville, Georgia, which was the parent company of First Bank and Trust and The Bank of Toccoa, was merged with First Citizens effective April 1, 2003. The purpose of this acquisition was to expand First Citizens’ banking presence in Georgia. At December 31, 2003, First Citizens operated 147 banking offices in 101 communities located throughout South Carolina and five banking offices in four communities in Georgia.

Exchange was organized in 1932 as The Exchange Bank of Kingstree and was acquired by Bancorporation during 1999. It provides banking services through four offices located in Williamsburg and Georgetown counties in South Carolina.

Citizens was organized in 1902 and was acquired by Bancorporation during 2002. It provides banking services through two offices in Warren and McDuffie counties in Georgia.

Bancorporation also is the parent company of FCB/SC Capital Trust I (“FCB/SC”), a Delaware business trust which was organized during 1998 for the sole purpose of issuing and selling $50,000,000 aggregate liquidation amount of 8.25% capital securities. The net proceeds from such sale, together with the proceeds from FCB/SC’s issuance of its common securities to Bancorporation, were invested in a like aggregate face amount of Bancorporation’s 8.25% junior deferrable interest subordinated debentures which mature on March 15, 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after March 15, 2008. Bancorporation has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which FCB/SC exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by Bancorporation of FCB/SC’s payment of distributions and other payments on the capital securities. As a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as of December 31, 2003, Bancorporation has deconsolidated FCB/SC within its consolidated financial statements. Additional information regarding FIN 46 and the effect of the deconsolidation of FCB/SC is contained in Note 1 (under the caption “Accounting policies adopted” and Note 12 to Bancorporation’s consolidated financial statements which are incorporated into Item 8 of this report by reference.

Bancorporation’s executive offices are located at 1225 Lady Street, Columbia, South Carolina 29201, and its telephone number is (803) 733-3456.

Bancorporation’s principal assets are its investments in its three banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from its banking subsidiaries and dividend and interest income on its investment securities portfolio.

Services.    The Banks provide a full range of banking and financial services to individuals, small- and medium-sized businesses and governmental units located in their banking markets, including regular and interest-bearing checking accounts; money market, savings and time deposit accounts; personal and business loans; trust services, and a variety of other services incidental to commercial banking. Wateree Enterprises, Inc., a subsidiary of First Citizens, through its subsidiary, Wateree Life Insurance Company, issues credit life insurance. Wateree Agency, Inc., another subsidiary of Wateree Enterprises, Inc., acts as agent for the sale of other types of insurance to First Citizens’ customers.

Employees.    Bancorporation has no employees. At December 31, 2003, the Banks employed a full-time staff of 1,426 and a part-time staff of 250 for a total of 1,676 employees.

Supervision and Regulation.    The business and operations of Bancorporation and the Banks are subject to extensive federal and state governmental regulation and supervision.

Bancorporation is a financial holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a financial holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related and a proper incident to banking or managing or controlling banks.

The BHCA prohibits financial holding companies from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the FRB. Additionally, the BHCA generally prohibits financial holding companies from engaging in, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in, an activity other than one that is either (1) financial in nature or incidental to such financial activity, as determined by the FRB in consultation with the Secretary of the Treasury; or that is (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the FRB. Activities that are “financial in nature” include those activities that the FRB had determined, by order or regulation in effect prior to enactment of the Gramm-Leach-Bliley Act of 1999 (as described below) to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

There are a number of obligations and restrictions imposed by law on a financial holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the Federal Deposit Insurance Corporation (the “FDIC”) insurance funds. For example, if a financial holding company’s insured bank subsidiary becomes “undercapitalized,” the financial holding company is required to guarantee (subject to certain limits) the subsidiary’s compliance with the terms of any capital restoration plan filed with its federal banking agency. A financial holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a financial holding company to terminate any activity or to relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of the financial holding company.

Regulation of the Banks.    Each of the Banks is insured and state-chartered. Their deposits are insured by the FDIC’s Bank Insurance Fund, and each of them is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and its respective state banking regulator. The Banks’ state regulators include the South Carolina Board of Financial Institutions and the Georgia Department of Banking and Finance. The Banks are not members of the Federal Reserve System.

As an insured bank, each of the Banks is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards. Insured banks also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

The Banks’ respective banking regulators regulate all areas of their business, including their reserves, loans, mergers, the payment of dividends, and other aspects of their operations. The regulators conduct regular examinations of the Banks, and the Banks must furnish periodic reports to their regulators containing detailed financial and other information regarding their affairs. The federal and state regulators have broad powers to enforce laws and regulations that apply to the Banks and to require corrective action of conditions that affect their safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, removing officers and directors, and the ability otherwise to intervene in the operation and management of the Banks if examinations of and reports filed by the Banks reflect the need to do so.

Even though they are not members of the Federal Reserve System, the business of each of the Banks is influenced by the monetary and fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing and also influence, directly and indirectly, the rates of interest paid by commercial banks on their time and savings deposits. Additionally, the Banks’ earnings are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above.

The following paragraphs summarize some of the other significant statutes and regulations that affect Bancorporation and the Banks, but they are not a complete discussion of all the laws that affect their business. Each paragraph is qualified in its entirety by reference to the particular statutory or regulatory provision or proposal being described.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act (the “GLB Act”) adopted by Congress during 1999 has dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

The GLB Act permits bank holding companies to become “financial holding companies” and, in general (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.

Among its other provisions, the GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons. Under these provisions, a bank must provide to its customers, at the inception of the customer relationship and annually thereafter, the bank’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLB Act provides that, except for certain limited exceptions, a bank may not provide such personal information to unaffiliated third parties unless the bank discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. A bank may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act permits states to adopt customer privacy protections that are stricter than those contained in the Act, and it makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

As noted above, Bancorporation has chosen to become a “financial holding company,” but to date it has not engaged in any new activity authorized as a result of the GLB Act. In order to maintain its status as a financial holding company, Bancorporation and all of its affiliated depository institutions must remain well-capitalized and well-managed, and have at least a satisfactory Community Reinvestment Act rating. The GLB Act has expanded opportunities for Bancorporation and the Banks to provide other services and obtain other revenues in the future; but at present, it has not had a significant effect on their operations as presently conducted. However, this expanded authority also may present each of them with new challenges as their larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

Payment of Dividends.    Under South Carolina law, Bancorporation is authorized to pay dividends such as are declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, Bancorporation is a legal entity separate and distinct from the Banks, and its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from the Banks. Therefore, Bancorporation’s ability to pay dividends effectively is subject to the same limitations that apply to the Banks in general and to First Citizens in particular since it is Bancorporation’s largest banking subsidiary.

The payment of dividends by the Banks to Bancorporation is subject to certain legal and regulatory limitations. In the case of First Citizens and Exchange, the payment of dividends are authorized up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last examination conducted by its state or federal regulatory authority. All other cash dividends require the specific approval of the South Carolina Board of Financial Institutions.

Under federal law, and as insured banks, each of the Banks is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Additionally, if in the opinion of the FDIC an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements which provide that insured banks generally should only pay dividends out of current operating earnings, and under the FDIA no dividend may be paid by a FDIC-insured bank while it is in default on any assessment due the FDIC. The payment of dividends by each of the Banks also may be affected or limited by other factors, such as requirements that their regulators have authority to impose on them to maintain their capital above regulatory guidelines.

Capital Adequacy.    Bancorporation and the Banks each is required to comply with the capital adequacy standards established by the FRB in the case of Bancorporation, and by the FDIC in the case of each of the Banks. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

Under the risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of an entity’s total capital (“Total Capital”) to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, is 3.0% for entities that meet certain specified criteria, including having the highest regulatory rating. All others generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangibles) and other indications of capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The following table lists Bancorporation’s and the Bank’s capital ratios at December 31, 2003:

	Bancorporation	First Citizens	Exchange	Citizens
Risk-based capital ratios:
Tier 1 capital ratio	10.32%	9.50%	22.51%	15.33%
Total risk-based capital ratio	12.18	11.38	23.69	16.59
Tier 1 leverage ratio	7.29	7.22	15.53	8.78

The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of an entity’s capital adequacy. The bank regulatory agencies’ methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Capital categories are determined solely for the purpose of applying “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes. A failure to meet capital guidelines could subject a bank holding company or bank to a variety of enforcement remedies under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on banks that fail to meet applicable capital requirements.

Prompt Corrective Action.    Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and it is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is “critically undercapitalized”.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an “unsatisfactory” examination rating.

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC has authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law. On December 31, 2003, Bancorporation and each of the Banks had capital sufficient to qualify as “well capitalized.”

Reserve Requirements.    Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $6.6 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $6.6 million and $45.4 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $45.4 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Banks’ interest-earning assets. As of December 31, 2003, Bancorporation met its reserve requirements of $55,533,000 with $45,540,000 in vault cash and $9,993,000 held in deposits at the Federal Reserve Bank.

FDIC Insurance Assessments.    The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system categorizes banks as “well capitalized,” “adequately capitalized” or “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including banks that are “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” for prompt corrective action purposes. Banks also are assigned by the FDIC to one of three supervisory subgroups within each capital group, with the particular supervisory subgroup to which a bank is assigned being based on a supervisory evaluation provided to the FDIC by the bank’s primary federal banking regulator and information which the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank’s state supervisor). A different insurance assessment rate (ranging from zero to 27 basis points) applies to each of the nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). A bank’s assessment rate is determined based on the capital category and supervisory subgroup to which it is assigned.

The FDIC may terminate a bank’s deposit insurance upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

The FDIC is charged with the responsibility of maintaining the adequacy of the Bank Insurance Fund and the Savings Association Insurance Fund, and the amounts paid by banks for deposit insurance is influenced not only by the bank’s capital category and supervisory subgroup but also by the adequacy of the insurance funds at any time. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance funds.

Restrictions on Transactions with Affiliates.    Each of the Banks is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a Bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	the amount of loans or extensions of credit by a Bank to third parties which are collateralized by the securities or obligations of the Bank’s affiliates; and

•	a Bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

For purposes of Section 23A, Bancorporation, and any other company or entity controlled by or under common control with Bancorporation, will be treated as an affiliate of each of the Banks.

The total amount of the above transactions by one of the Bank’s is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank’s also must comply with other provisions of Section 23A designed to avoid the taking of low-quality assets from an affiliate.

The Bank’s also are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a Bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Banks’ ability to extend credit to their or Bancorporation’s executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which require various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

Community Reinvestment.    Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All insured banks are required to make public disclosure of their CRA performance ratings. Each of the Bank’s received at least a “satisfactory” rating in its most recent CRA examination.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (1) new requirements for audit committees of listed companies, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (5) new and increased civil and criminal penalties for violation of the securities laws.

Statistical Data.    Certain statistical disclosures for bank holding companies required by Securities and Exchange Commission Industry Guide 3 are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 28 of Bancorporation’s 2003 Annual Report to Shareholders which is incorporated herein by reference in Item 7 of this Report.

Competition.    The Banks compete in their local markets with other depository institutions and various other companies or firms that engage in similar activities. The Banks compete for deposits with other commercial banks, savings banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, credit unions, consumer finance companies, leasing companies and other lenders. In addition, competition for personal and corporate trust services is offered by insurance companies, other businesses and individuals.

Changes in state and federal laws to permit interstate banking have increased competition in the Banks’ local markets. A number of large bank holding companies located in other states and having consolidated resources greater than those of Bancorporation including the largest in the Southeastern United States have acquired banks located in South Carolina and Georgia with which the Banks compete in their local markets.

Available Information.    Bancorporation does not have its own separate Internet website. However, modifications have been made to First Citizens’ Internet website (www.fcbsc.com) to provide a means by which the public may obtain copies of Bancorporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. As an alternative, the Commission maintains an Internet site that contains reports and other information that Bancorporation files electronically with the Commission. The address of the Commission’s website is www.sec.gov.

Item 2.	PROPERTIES

Bancorporation owns in fee simple one piece of property having a book value of $66,864 at December 31, 2003. To the limited extent necessary, it occupies space owned by First Citizens. Bancorporation and First Citizens’ executive office is located at 1225 Lady Street in Columbia, South Carolina.

The Banks own in fee simple properties at 167 locations having a book value of $109,480,872 at December 31, 2003 which are used for their main offices, branch offices, associated parking lots for customers and employees, or housing other operational units. In addition, the Banks lease 35 properties, substantially all of which are used for branch offices and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management to be adequate. Rental expense paid for these properties in 2003 was approximately $827,000, which was offset by $1,082,000 in rental income on properties owned by the Banks.

The properties leased and owned are all generally considered adequate for the Banks’ purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in their operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.

Additional information concerning Bancorporation’s and the Banks’ properties and their commitments under current leasing arrangements is contained in Note 7 to Bancorporation’s consolidated financial statements which are incorporated into Item 8 of this report by reference.

Item 3.	LEGAL PROCEEDINGS

Neither Bancorporation nor either of the Banks is a party to, nor is any of their property the subject of, any material or other pending legal proceeding, other than ordinary routine proceedings incidental to their businesses.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled “Market and Dividend Information Regarding Common and Preferred Stock” on page 2 of the Registrant’s 2003 Annual Report to Shareholders.

Item 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled “Table 1: Summary of Operations” on page 10 of the Registrant’s 2003 Annual Report to Shareholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 31 of the Registrant’s 2003 Annual Report to Shareholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Rate Risk” on page 28 of the Registrant’s 2003 Annual Report to Shareholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth on pages 33 through 64 of the Registrant’s 2003 Annual Report to Shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Bancorporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Bancorporation’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that Bancorporation’s disclosure controls and procedures were effective as of the end of that period.

There were no changes in Bancorporation’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bancorporation’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.     The information under the captions “PROPOSAL 1: ELECTION OF DIRECTORS,” and “Executive Officers,” on pages 6 through 7 and 11 through 12 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2004, is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.    The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 6 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2004, is incorporated herein by reference.

Audit Committee Financial Expert.    Registrant’s Board of Directors has determined that the Chairman of its Audit Committee, Lewis M. Henderson, qualifies as an “audit committee financial expert” as defined in rules of the Securities and Exchange Commission and that Mr. Henderson is an “independent director” as that term is defined in the listing standards of The Nasdaq Stock Market.

Code of Ethics.    Registrant’s Board of Directors has adopted a Code of Ethics that applies to its directors and to its principal executive officer and principal financial officers. A copy of the Code of Ethics will be provided, without charge, to any person upon request. Requests for copies should be directed by mail to Registrant’s Secretary, Charles D. Cook, at First Citizens Bancorporation of South Carolina, Inc., Post Office Box 29, Columbia, SC 29202, or by telephone to (803) 733-2036.

Item 11.	EXECUTIVE COMPENSATION

The information under the captions “Director Fees”, “Compensation Committee Interlocks and Insider Participation”, “Cash Compensation”, “Pension Plan” and “Post-retirement Consulting Agreements” on pages 8, 10 and 13 through 14 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2004, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information under the caption “Beneficial Ownership of Securities” on pages 2 through 6 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2004, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Parties”, on pages 10 and 15 through 16 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2004, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Independent Accountants”, on page 16 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 2004, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

The following consolidated financial statements of First Citizens Bancorporation of South Carolina, Inc. and subsidiaries included on pages 33 through 64 of Registrant’s 2003 Annual Report to Shareholders are incorporated by reference in Item 8.

Report of Independent Auditors

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

10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 1998 Annual Report on Form 10-K).

10.2	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (filed herewith).

10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (incorporated herein by reference to Exhibit in the Registrant’s 1998 Annual Report on Form 10-K).

10.4	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (filed herewith).

10.5

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 1998 Annual Report on Form 10-K).

10.6	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (filed herewith).

10.7	Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (filed herewith).

10.8	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (filed herewith).

10.9	Deferred Compensation Plan of First-Citizens Bank and Trust Company of South Carolina (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2001 Annual Report on Form 10-K).

13	Registrant’s 2003 Annual Report to Shareholders (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

24	Powers of Attorney (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith).

99	Registrant’s Definitive Proxy Statement for the Annual Meeting to be held April 22, 2004 (being filed separately).

(b) Reports on Form 8-K:

The following Form 8-K’s were filed during the quarter ended December 31, 2003:

Form 8-K filed on October 6, 2003, reporting that Registrant’s wholly-owned subsidiary, First Citizens, consummated it’s acquisition of four branches from an unrelated financial institution effective September 26, 2003.

Form 8-K filed on October 31, 2003, reporting Registrant’s results of operations for the quarter and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 03/15/2004	FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA, INC. (Registrant)

	By:	/s/ CRAIG L. NIX
Craig L. Nix, Executive Vice President/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ FRANK B. HOLDING* Frank B. Holding	Vice Chairman of the Board	03/15/2004

/S/ JIM B. APPLE Jim B. Apple	Chairman of the Board/President Chief Executive Officer	03/15/2004

/S/ PETER BRISTOW Peter Bristow	Executive Vice President Chief Operating Officer Director	03/15/2004

/S/ RICHARD W. BLACKMON* Richard W. Blackmon	Director	03/15/2004

/S/ GEORGE H. BROADRICK* George H. Broadrick	Director	03/15/2004

/S/ DR. WALTER C. COTTINGHAM* Dr. Walter C. Cottingham	Director	03/15/2004

/S/ DAVID E. DUKES* David E. Dukes	Director	03/15/2004

/S/ WILLIAM E. HANCOCK, III* William E. Hancock, III	Director	03/15/2004

/S/ ROBERT B. HAYNES* Robert B. Haynes	Director	03/15/2004

Signatures	Title	Date

/S/ WYCLIFFE E. HAYNES* Wycliffe E. Haynes	Director	03/15/2004

/S/ LEWIS M. HENDERSON* Lewis M. Henderson	Director	03/15/2004

/S/ DAN H. JORDAN* Dan H. Jordan	Director	03/15/2004

/S/ N. WELCH MORRISETTE, JR.* N. Welch Morrisette, Jr.	Director	03/15/2004

/S/ E. PERRY PALMER* E. Perry Palmer	Director	03/15/2004

/S/ WILLIAM E. SELLARS* William E. Sellars	Director	03/15/2004

/S/ HENRY F. SHERRILL* Henry F. Sherrill	Director	03/15/2004

/S/ CARMEN H. AMES* Carmen H. Ames	Director	03/15/2004

/S/ CHARLES S. MCLAURIN III* Charles S. McLaurin	Director	03/15/2004

/S/ KEVIN B. MARSH*	Director	03/15/2004
Kevin B. Marsh

/s/ M. CRAIG GARNER, JR.*	Director	03/15/2004
M. Craig Garner, Jr.

/S/ CRAIG L. NIX Craig L. Nix	Executive Vice President Chief Financial Officer	03/15/2004

* I, Charles D. Cook, hereby sign this Annual Report on Form 10-K on March 15, 2004, on behalf of each of the indicated persons for whom I have been appointed attorney-in-fact pursuant to Powers of Attorney filed herewith.

By:	/S/ CHARLES D. COOK
Charles D. Cook, as Attorney-In-Fact

FORM 10-K

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s 1994 Annual Report on Form 10-K).

3.3	Bylaws of the Registrant as amended (filed herewith).

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

10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 1998 Annual Report on Form 10-K).

10.2	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (filed herewith).

10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (incorporated herein by reference to Exhibit in the Registrant’s 1998, Annual Report on Form 10-K).

10.4	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (filed herewith).

10.5

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 1998 Annual Report on Form 10-K).

10.6	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (filed herewith).

10.7	Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (filed herewith).

10.8	Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (filed herewith).

10.9	Deferred Compensation Plan of First-Citizens Bank and Trust Company of South Carolina (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2001 Annual Report on Form 10-K).

13	Registrant’s 2003 Annual Report to Shareholders (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith).

99	Registrant’s Definitive Proxy Statement for the Annual Meeting to be held April 22, 2004 (being filed separately).