Form 10-Q
period 2004-03-31
FIRST CITIZENS BANCORPORATION OF SOUTH CAROLINA INC
filed 2004-05-10
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004	Commission File Number 0-11172

FIRST CITIZENS BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0738665
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1225 Lady Street Columbia, South Carolina	29201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (803) 733-3456

First Citizens Bancorporation of South Carolina, Inc.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Voting Common Stock, $5.00 Par Value	867,800 Shares
Non-Voting Common Stock, $5.00 Par Value	36,409 Shares

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION-UNAUDITED (Dollars in thousands, except per values)

	MARCH 31, 2004	DECEMBER 31, 2003	MARCH 31, 2003
ASSETS
Cash and due from banks	$146,275	$179,951	$153,078
Federal funds sold	148,712	41,379	236,324

Total cash and cash equivalents	294,987	221,330	389,402

Investment securities:
Held-to-maturity, at amortized cost (fair value March 31, 2004-$17,418 December 31, 2003-$20,064; and March 31, 2003-$30,732)	17,116	19,766	30,046
Available-for-sale, at fair value	907,346	902,463	883,161

Total investment securities	924,462	922,229	913,207

Gross loans	2,973,943	2,939,989	2,413,447
Less: Allowance for loan losses	(50,892)	(51,268)	(43,304)

Net loans	2,923,051	2,888,721	2,370,143

Premises and equipment, net	140,968	134,756	111,990
Interest receivable	17,081	16,429	17,071
Goodwill	24,548	24,525	4,490
Intangible assets	42,808	45,876	39,022
Other assets	44,201	47,594	39,608

Total assets	$4,412,106	$4,301,460	$3,884,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$695,837	$651,332	$621,313
Time and savings	3,114,580	3,062,890	2,724,317

Total deposits	3,810,417	3,714,222	3,345,630

Short-term borrowings and securities sold under agreements to repurchase	153,033	148,864	146,558
Long-term debt	73,814	73,814	52,139
Other liabilities	26,491	24,977	29,987

Total liabilities	4,063,755	3,961,877	3,574,314

Commitments and contingencies	—	—	—

Stockholders’ equity:
Preferred stock	3,111	3,111	3,173
Non-voting common stock - $5.00 par value, authorized 1,000,000; issued and outstanding March 31, 2004, December 31, 2003 and March 31, 2003 - 36,409	182	182	182
Voting common stock - $5.00 par value, authorized 2,000,000; issued and outstanding March 31, 2004 - 867,800; December 31, 2003 - 869,072; and March 31, 2003 - 872,857	4,339	4,345	4,364
Surplus	65,081	65,081	65,081
Undivided profits	254,955	247,647	220,217
Accumulated other comprehensive income, net of deferred taxes of $11,137 at March 31, 2004; $10,348 at December 31, 2003; and $9,478 at March 31, 2003	20,683	19,217	17,602

Total stockholders’ equity	348,351	339,583	310,619

Total liabilities and stockholders’ equity	$4,412,106	$4,301,460	$3,884,933

See accompanying Notes to the Consolidated Financial Statements

FIRST CITIZENS BANCORPORATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION-UNAUDITED

-(Dollars in thousands, except per values)

	FOR THE QUARTER ENDED MARCH 31,
	2004	2003
Interest income:
Interest and fees on loans	$43,049	$40,163
Interest on investment securities:
Taxable	5,199	6,985
Non-taxable	118	143
Federal funds sold	359	626

Total interest income	48,725	47,917

Interest expense:
Interest on deposits	9,372	11,193
Interest on short-term borrowings	308	360
Interest on long-term debt	1,492	1,079

Total interest expense	11,172	12,632

Net interest income	37,553	35,285
Provision for loan losses	1,154	938

Net interest income after provision for loan losses	36,399	34,347

Noninterest income:
Service charges on deposits	8,687	7,941
Commissions and fees from fiduciary activities	768	810
Fees for other customer services	434	376
Mortgage income	323	1,609
Bankcard discount and fees	1,470	1,413
Insurance premiums	456	468
Gain on sale of investment securities	282	—
Other	588	530

Total noninterest income	13,008	13,147

Noninterest expense:
Salaries and employee benefits	18,311	16,760
Net occupancy expense	2,994	2,604
Furniture and equipment expense	1,975	1,577
Bankcard processing fees	1,650	1,511
Data processing fees	3,119	2,721
Amortization expense	2,265	1,827
Other	6,207	5,024

Total noninterest expense	36,521	32,024

Income before income tax expense	12,886	15,470
Income tax expense	4,562	5,507

Net income	$8,324	$9,963

Net income per common share - basic and diluted	$9.16	$10.91
Weighted average common shares outstanding-basic and diluted	904,700	909,599
Cash dividends paid per common share	$0.35	$0.25

See accompanying Notes to the Consolidated Financial Statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	PREFERRED STOCK	NON- VOTING COMMON STOCK	VOTING COMMON STOCK	SURPLUS	UNDIVIDED PROFITS	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL STOCKHOLDERS’ EQUITY
Balance at December 31, 2002	$3,173	$182	$4,374	$65,081	$211,264	$19,510	$303,584
Comprehensive income:
Net income					9,963		9,963
Change in unrealized gains (losses) on investment securities available-for-sale, net of benefit of $1,027						(1,908)	(1,908)

Total comprehensive income							8,055

Reacquired voting common stock			(10)		(751)		(761)
Common stock dividends					(218)		(218)
Preferred stock dividends					(41)		(41)

Balance at March 31, 2003	3,173	182	4,364	65,081	220,217	17,602	310,619
Comprehensive income:
Net income					29,920		29,920
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax of $868						1,615	1,615

Total comprehensive income							31,535

Reacquired preferred stock	(62)				21		(41)
Reacquired voting common stock			(19)		(1,559)		(1,578)
Common stock dividends					(828)		(828)
Preferred stock dividends					(124)		(124)

Balance at December 31, 2003	3,111	182	4,345	65,081	247,647	19,217	339,583
Comprehensive income:
Net income					8,324		8,324
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax of $789						1,466	1,466

Total comprehensive income							9,790

Reacquired voting common stock			(6)		(672)		(678)
Common stock dividends					(304)		(304)
Preferred stock dividends					(40)		(40)

Balance at March 31, 2004	$3,111	$182	$4,339	$65,081	$254,955	$20,683	$348,351

See accompanying Notes to the Consolidated Financial Statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED (Dollars in thousands)

	FOR THE QUARTER ENDED MARCH 31,
	2004	2003
Cash flows from operating activities:
Net income	$8,324	$9,963
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	1,154	938
Depreciation and amortization	6,161	4,894
Net accretion of discount on investment securities	761	203
Deferred income tax (benefit) expense	(939)	44
Gain on sale of premises and equipment	(7)	(75)
(Increase) decrease in interest receivable	(652)	625
Increase (decrease) in interest payable	328	(556)
Origination of mortgage loans held-for-resale	(45,429)	(126,265)
Proceeds from sales of mortgage loans held-for-resale	39,725	123,221
Gain on sales of mortgage loans held-for-resale	(457)	(1,603)
Gain on sale of investment securities	(282)	—
Decrease in other assets	3,784	718
Increase in other liabilities	1,186	4,758

Net cash provided by operating activities	13,657	16,865

Cash flows from investing activities:
Net (increase) decrease in loans	(29,551)	4,805
Calls, maturities and prepayments of investment securities, held-to-maturity	4,175	4,294
Purchases of investment securities, held-to-maturity	(1,513)	—
Calls, maturities and prepayments of investment securities, available-for-sale	126,963	92,326
Purchases of investment securities, available-for-sale	(130,083)	(97,095)
Proceeds from sales of premises and equipment	13	109
Purchases of premises and equipment	(9,098)	(3,789)
Increase in other real estate owned	(240)	(447)
(Increase) decrease in intangible assets	(8)	161

Net cash (used in) provided by investing activities	(39,342)	364

Cash flows from financing activities:
Net increase in deposits	96,195	69,622
Increase in short-term borrowings and securities sold under agreements to repurchase	4,169	16,198
Cash dividends paid	(344)	(259)
Cash paid to reacquire common stock	(678)	(761)

Net cash provided by financing activities	99,342	84,800

Net increase in cash and cash equivalents	73,657	102,029
Cash and cash equivalents at beginning of period	221,330	287,373

Cash and cash equivalents at end of period	$294,987	$389,402

See accompanying Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies of First Citizens Bancorporation, Inc. (“Bancorporation”) is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation’s Annual Report on Form 10-K for 2003. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 2003 Annual Report.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial preparation. In the opinion of management, all material adjustments necessary to present fairly the financial position of Bancorporation as of and for each of the periods presented, and all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain amounts in prior periods have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on shareholders’ equity or net income.

Change in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. Management has evaluated investments in variable interest entities and potential variable interest entities or transactions, particularly a limited liability partnership involved in low-income housing development (“LIHTC”) and trust preferred securities structures because these entities or transactions constitute Bancorporation’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that Bancorporation is not the primary beneficiary of the FCB/SC Capital Trust I that issued trust preferred securities, thus trust preferred securities were deconsolidated as of December 31, 2003. As a result, other assets and long-term debt increased by $1,547, respectively. As of December 31, 2003, Bancorporation has adopted FIN 46R. Adoption of FIN 46 and FIN 46R did not have a material effect on Bancorporation’s consolidated financial position or consolidated results of operations beyond the impact of trust preferred securities because it was determined that Bancorporation is not the primary beneficiary of the LIHTC investments. Bancorporation’s involvement with variable interest entities is limited to $1.5 million in outstanding balances in LIHTC investments with no additional monies in future funding commitments. Bancorporation has utilized LIHTC investments to invest in areas serving low to moderate income communities since 2002. Because these investments generate tax credits which minimize the financial impact of a loss of capital, Bancorporation has chosen to utilize established syndicators to reduce this risk. Interpretive guidance relating to FIN 46R is continuing to evolve and Bancorporation’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits.” This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. The revised disclosures, which are required to be provided on a quarterly basis, are presented herein.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to Derivative Implementation Group Issue C-13, “When a Loan Commitment is included in the Scope of Statement 133”, by requiring all registrants to begin accounting for these commitments subject to SFAS No. 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The implementation did not have a material impact on our results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Goodwill and Other Intangibles (Dollars in thousands)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter ended March 31, 2004. The changes in the carrying amount of goodwill for the quarter ended March 31, 2004, and the year ended December 31, 2003 are as follows:

Balance, January 1, 2003	$4,479
First Banks acquisition	19,353
Purchase price adjustments *	693

Balance, December 31, 2003	24,525
Purchase price adjustments *	23

Balance, March 31, 2004	$24,548

*	The purchase price adjustments above reflect adjustments to the purchase price subsequent to the date of the acquisition.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation’s consolidated financial statements, all of which are being amortized:

	AS OF MARCH 31, 2004	AS OF DECEMBER 31, 2003	AS OF MARCH 31, 2003
Gross carrying value	$117,766	$117,778	$105,712
Accumulated amortization	(80,626)	(78,360)	(71,847)

Balance at end of period	$37,140	$39,418	$33,865

Amortization expense on core deposit intangibles was $2,265 and $1,827 for the quarters ended March 31, 2004 and 2003, respectively. The increase in amortization expense during the period is due to an increase in core deposit intangibles related to 2003 acquisitions.

Bancorporation projects the following aggregate amortization expense based on existing core deposit intangibles for each of the next five years:

For the year ended December 31:
2004	$9,020
2005	7,620
2006	5,947
2007	5,186
2008	4,898

Mortgage servicing rights as of March 31, 2004, December 31, 2003 and March 31, 2003 were $5,668, $6,458, and $5,157, respectively. The amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1,016 and $830 for the quarters ended March 31, 2004 and 2003, respectively. Amortization expense includes $536 and $429 for impairment of mortgage servicing rights for the quarters ended March 31, 2004 and 2003, respectively.

Mergers and Acquisitions (Dollars in thousands)

There were no mergers or acquisitions completed during the quarter ended March 31, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Employee benefits (Dollars in thousands)

The following table details the components of pension expense recognized in Bancorporation’s Consolidated Statements of Income:

	FOR THE QUARTER ENDED MARCH 31,
	2004	2003
Service costs	$817	$652
Interest costs	841	771
Expected return on plan assets	(1,029)	(908)
Amortization of prior service costs	—	21
Recognized net actuarial loss	275	234

Net pension expense	$904	$770

Bancorporation previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that the estimated employer contributions for 2004 was $3,710. As of March 31, 2004, no contributions were made; however, in April 2004 Bancorporation made its entire 2004 contribution of $3,528.

Earnings per share (Dollars in thousands, except per share data)

Bancorporation’s basic and diluted earnings per common share were calculated as follows:

	FOR THE QUARTER ENDED MARCH 31,
	2004	2003
Net income	$8,324	$9,963
Less: Preferred stock dividends	40	41

Net income applicable to common stock	$8,284	$9,922

Weighted average common shares outstanding-basic and diluted	904,700	909,599
Net income per common share-basic and diluted	$9.16	$10.91

Subsequent events (Dollars in thousands)

On April 22, 2004, Bancorporation’s Board of Directors declared a $.35 dividend on common stock to shareholders of record on May 14, 2004, payable May 25, 2004.

In addition, on April 22, 2004, Bancorporation’s Board of Directors approved the construction of a new headquarters building for First Citizens Bank and Trust Company, Inc. (“First Citizens”). We currently expect construction to begin during June 2004 and that construction costs for the building and a related parking deck will amount to approximately $40.0 million. Combined with the additional costs associated with the facility, including upfitting and furniture and fixtures, we estimate that our total costs related to the project will be $48.5 million.

On May 7, 2004, Bancorporation completed the sale of trust preferred securities in the aggregate amount of $50,000. The securities were issued by FCB/SC Capital Trust II, an unconsolidated statutory trust formed by Bancorporation, and were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”), and will not be registered under the Act. The trust preferred securities sold have a variable rate of interest set at 3 month LIBOR plus 2.25%. The variable rate of interest will reset quarterly.

Bancorporation intends to use the proceeds from the sale primarily to infuse capital into First Citizens to finance the building described previously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporations’ customers, competition, deposit attrition, actions of government regulators, the level of market interest rates, and general economic conditions.

Critical Accounting Policies

The accounting and reporting policies of Bancorporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Bancorporation’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Bancorporation’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Bancorporation’s accounting for the allowance for loan losses, valuation of mortgage servicing rights, pensions, goodwill and intangible assets associated with mergers and acquisitions and income taxes. Bancorporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, Bancorporation’s significant accounting policies are discussed in detail in Bancorporation’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW OF FIRST QUARTER RESULTS AND CURRENT TRENDS

First quarter earnings experienced continued pressure from net interest margin (the ratio of net interest income to average interest-earning assets) compression and a decline in mortgage refinancing activity. These two factors had the most significant impact on the decline in Bancorporation’s return on average assets and return on stockholder’s equity during the quarter. Bancorporation expects that it will continue to experience margin compression if interest rates remain at their current low levels. Additionally, mortgage rates have increased since the end of the quarter which may continue to put pressure on Bancorporation’s mortgage income. Credit quality remained strong during the quarter.

During the quarter, First Citizens introduced a new brand. The new brand includes a new logo, colors and tag line (“We’re on it”). The new brand is intended to reflect our goal of continued growth and commitment to our customers and employee associates.

Reference should be made to the remainder of this Management’s Discussion and Analysis and to the consolidated financial statements with respect to more detailed information about the financial condition and operating results of Bancorporation.

RESULTS OF OPERATIONS

Summary (Dollars in thousands)

Net income for the quarters ended March 31, 2004 and 2003 was $8,324 and $9,963, respectively. The net income per common share (basic and diluted) was $9.16 and $10.91, respectively (see calculation of earnings per share in the table above).

Net interest income increased by $2,268 or by 6.43% over the comparable quarter in 2003 primarily due to earning asset growth. Earning asset growth is attributable to internal growth as well as the First Banks, Inc. (“First Banks”) acquisition on April 1, 2003. The effect of earning asset growth was partially offset by a decline in the ratio of net interest income to average earning assets from 4.09% to 3.78% during the quarter. See Table 2 and the section “Net interest income” for a detailed analysis and discussion of net interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The increase in net interest income during the quarter was not sufficient to mitigate the increase in net noninterest expense (noninterest income less noninterest expense). Noninterest income declined by $139, or by 1.06%, while noninterest expense increased by $4,497, or by 14.04%. See the section “Noninterest income and expense” for a detailed discussion of noninterest income and expense.

Return on average stockholders’ equity and average assets are key measures of earnings performance. Return on average stockholders’ equity for the quarters ended March 31, 2004 and March 31, 2003 was 9.69% and 13.05%, respectively. Return on average assets decreased from 1.05% for the quarter ended March 31, 2003 to 0.76% for the quarter ended March 31, 2004. The decline in return on average assets is primarily due to net interest margin compression.

Individual components of net income are discussed further in the following sections.

Table 1 provides summary information on selected ratios, average and year-to-date balances.

Table 1: Selected Summary Information (Dollars in thousands, except per share data)

	AS OF AND FOR THE QUARTER ENDED MARCH 31,
	2004	2003
Selected ratios:
Return on average assets	0.76%	1.05%
Return on average stockholders’ equity	9.69%	13.05%
Return on average common stockholder’s equity	9.77%	13.19%
Net interest income to average interest-earning assets (tax equivalent)	3.78%	4.09%
Average loans to average deposits	77.79%	72.78%
Allowance for loan losses to total loans	1.71%	1.79%
Average stockholders’ equity to average total assets	7.85%	8.06%
Average common stockholders’ equity to average total assets	7.78%	7.98%
Dividends per common share	$0.35	$0.25
Total risk-based capital ratio	12.22%	13.27%
Tier I risk-based capital ratio	10.46%	12.02%
Tier I leverage ratio	7.28%	8.01%

Selected average balances:
Total assets	$4,402,371	$3,841,621
Interest-earning assets	4,024,518	3,528,950
Investment securities	922,432	911,516
Loans	2,951,732	2,406,838
Deposits	3,794,392	3,306,721
Noninterest-bearing deposits	659,218	574,143
Interest-bearing deposits	3,135,174	2,732,578
Interest-bearing liabilities	3,370,468	2,930,542
Stockholders’ equity	345,647	309,582

Selected year-to-date balances:
Total assets	$4,412,106	$3,884,933
Interest-earning assets	4,047,117	3,562,978
Investment securities	924,462	913,207
Loans	2,973,943	2,413,477
Deposits	3,810,417	3,345,630
Noninterest-bearing deposits	695,837	621,313
Interest-bearing deposits	3,114,580	2,724,317
Interest-bearing liabilities	3,341,427	2,923,014
Stockholders’ equity	348,351	310,619

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net interest income (Dollars in thousands)

Net interest income represents the principal source of earnings for Bancorporation. Table 2 compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters ended March 31, 2004 and 2003.

Table 2: Comparative Average Balance Sheets and Taxable Equivalent Rate/Volume Variance (Dollars in thousands)

	AS OF AND FOR THE QUARTER ENDED MARCH 31								NET INCREASE (DECREASE)
	AVERAGE BALANCE		INTEREST/EXP (1)		YIELD/ RATE		CHANGE DUE TO (2)
	2004	2003	2004	2003	2004	2003	YIELD/ RATE	VOLUME
Interest-earning assets:
Loans (3)	$2,951,732	$2,406,838	$43,210	$40,357	5.89%	6.80%	$(5,171)	$8,024	$2,853
Investment securities:
Taxable	911,483	899,641	5,199	6,985	2.29	3.15	(1,854)	68	(1,786)
Non-taxable	10,949	11,875	182	218	6.65	7.34	(21)	(15)	(36)
Federal funds sold	150,354	210,596	359	626	0.96	1.21	(122)	(145)	(267)

Total interest-earning assets	4,024,518	3,528,950	48,950	48,186	4.89	5.54	(7,168)	7,932	764

Noninterest-earning assets:
Cash and due from banks	161,111	144,580
Premises and equipment	138,856	111,306
Other, less allowance for loan losses	77,886	56,785

Total noninterest-earning assets	377,853	312,671

Total assets	$4,402,371	$3,841,621

Interest-bearing liabilities:
Deposits	$3,135,174	$2,732,578	$9,372	$11,193	1.20%	1.66%	$(3,029)	$1,208	$(1,821)
Securities sold under agreements to repurchase	162,937	144,833	308	360	0.76	1.01	(86)	34	(52)
Long-term debt	72,357	53,131	1,492	1,079	8.25	8.12	16	397	413

Total interest-bearing liabilities	3,370,468	2,930,542	11,172	12,632	1.33	1.75	(3,099)	1,639	(1,460)

Noninterest-bearing liabilities:
Demand deposits	659,218	574,143
Other liabilities	27,038	27,354

Total noninterest-bearing liabilities	686,256	601,497

Total liabilities	4,056,724	3,532,039

Stockholders’ equity	345,647	309,582

Total liabilities and stockholders’ equity	$4,402,371	$3,841,621

Net interest spread					3.56%	3.79%

Net interest income:			$37,778	$35,554			$(4,069)	$6,293	$2,224

to average assets					3.45%	3.75%

to average interest-earning assets					3.78%	4.09%

(1)	Non-taxable interest income has been adjusted to a taxable equivalent amount using the incremental statutory federal income tax rate of 35%. The net taxable-equivalent adjustment amounts included in the above table were $225 and $269 for the quarters ended March 31, 2004 and 2003, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net interest income (continued)

Net interest income on a tax equivalent basis increased $2,224 or 6.26% for the quarter ended March 31, 2004, over the comparable period in 2003. The increase in net interest income was due to 14.04% earning asset growth during the comparable periods, partially offset by a decline in net interest income to average interest-earning assets.

Net interest income to average interest-earning assets decreased from 4.09% for the quarter ended March 31, 2003 to 3.78% for the quarter ended March 31, 2004. This was primarily attributable to a decrease in the net interest spread from 3.79% for the quarter ended March 31, 2003 to 3.56% for the quarter ended March 31, 2004. The decrease in the net interest spread was due to the decrease in the ratio of interest income to interest-earning assets exceeding the decrease in the ratio of interest expense to interest-bearing liabilities. The yield on interest-earning assets decreased from 5.54% for the quarter ended March 31, 2003 to 4.89% for the quarter ended March 31, 2004, or by 65 basis points, while the cost of interest-bearing liabilities decreased from 1.75% to 1.33%, or by 42 basis points. The decrease in the yield on interest-earning assets was primarily due to decreases in the yields on loans (from 6.80% for the quarter ended March 31, 2003 to 5.89% for the quarter ended March 31, 2004) and investment securities (from 3.16% for the quarter ended March 31, 2003 to 2.33% for the quarter ended March 31, 2004). The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the rates paid on interest-bearing deposits (from 1.66% for the quarter ended March 31, 2003 to 1.20% for the quarter ended March 31, 2004). Decreases in yields on interest-earning assets have occurred as rates have declined significantly on new loans and investments added to replace those that were refinanced or called away. Decreases in rates paid on interest-bearing deposits are primarily due to a decline in rates paid on new and matured time deposits.

Noninterest income and expense (Dollars in thousands)

Noninterest income decreased by $139 or by 1.06% for the quarter ended March 31, 2004, compared to the same period in 2003. Service charges on deposits increased by $746 or by 9.39% over the comparable period primarily due to overall deposit growth. Gain on sale of investment securities increased by $282. No gains were recognized on the sale of investment securities for the quarter ended March 31, 2003. These increases were offset by a $1,286 decrease in mortgage income primarily due to a decline in mortgage refinancing activity during the quarter. The decrease in mortgage income included a $166 decrease in servicing income and a $1,120 decrease in the gain on sale of mortgage loans held for sale. Servicing income was reduced by amortization expense on mortgage servicing rights of $1,016 and $830 for the quarters ended March 31, 2004 and 2003 respectively. Amortization expense includes impairment of mortgage servicing rights of $536 and $429 for the quarters ended March 31, 2004 and 2003, respectively. The decline in the gain on sale of mortgage loans held for sale was primarily due to a decline in the volume of mortgage loans originated and sold into the secondary market during the quarter. Originations of mortgage loans held for sale declined by $80,836, or by 65.02% during the quarter.

Noninterest expense increased by $4,497, or by 14.04%, for the quarter ended March 31, 2004 over the comparable period in 2003 due to increases in salaries and employee benefits and costs associated with the introduction of First Citizens’ new brand. Salaries and employee benefits increased by $1,551, or by 9.25%, during the quarter primarily due to an increase in the number of employees (primarily due to new branch offices) and merit increases in effect after the first quarter 2003. During the quarter, expense of $1,061 was incurred relating to the introduction of First Citizens’ new brand. The majority of these costs related to promotion of the new brand and the write-off of existing signage. These costs are included in the “Other” category under noninterest expense in the Consolidated Statements of Income. Amortization expense increased by $438, or 23.97% during the quarter primarily due to acquisitions consummated after the first quarter 2003. The remainder of noninterest expense increased due to increases in occupancy, furniture and fixtures and data processing expenses. These costs increased primarily due to expansion of lines of business through acquisitions and construction of new branch offices, and an increase in the number of accounts processed by third parties.

Income taxes (Dollars in thousands)

Total income tax expense decreased by $945 or 17.16% for the quarter ended March 31, 2004 compared to the same period in 2003. The effective tax rate was 35.40% and 35.60% for the periods ending March 31, 2004 and March 31, 2003, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION

Investment securities (Dollars in thousands)

As of March 31, 2004, the investment portfolio totaled $924,462, compared to $922,229 at December 31, 2003 (an increase of .24%) and $913,207 at March 31, 2003 (an increase of 1.23%), respectively. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 91.97%, 92.16% and 94.63% U.S. government and agency securities as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The remainder of the investment portfolio consisted of municipal bonds and equity securities.

Loans (Dollars in thousands)

As of March 31, 2004, loans totaled $2,973,943, compared to $2,939,989 at December 31, 2003 (an increase of 1.15%) and $2,413,447 at March 31, 2003 (an increase of 23.22%), respectively. Of the increase from March 31, 2003 to March 31, 2004, $185,676 is attributable to the acquisition of First Banks. Adjusted for First Banks, loans grew by 15.53% during the period. Most of the growth in loans was experienced in the commercial and consumer direct loan portfolios. The composition of the loan portfolio has not shifted significantly since March 31, 2003 or December 31, 2003. Loan growth was funded through core deposits and short-term borrowed funds in the form of repurchase agreements with customers.

Allowance for loan losses and asset quality (Dollars in thousands)

Bancorporation’s allowance for loan losses represented 1.71% of gross loans at March 31, 2004, compared to 1.74% at December 31, 2003 and 1.79% at March 31, 2003. Provision for loan losses of $1,154 was charged to operations for the quarter ended March 31, 2004 compared to $938 for the quarter ended March 31, 2003, an increase of 23.03%. The increase was primarily due to an increase in the dollar amount of net charge-offs for the quarter ended March 31, 2004.

During 2003, Bancorporation’s allowance ratio declined due to a decline in net charge-offs, improvement in past due trends, and overall stability in nonperforming loans. Credit quality remained strong for the quarter ended March 31, 2004. As of March 31, 2004, an analysis of rolling charge-off trends on First Citizens’ loan portfolios, excluding loans acquired from First Banks, indicates a declining charge-off trend on commercial loans (portfolio totaled $1,172,938 at March 31, 2004) and relatively stable trends on the remainder of the portfolios. The rolling twelve quarter average charge-off ratio for commercial loans was .28% as of March 31, 2004. For the quarter ended March 31, 2004, the charge-off ratio for commercial loans was .04% compared to .13% for the year ended December 31, 2003. In addition, the commercial portfolio has exhibited continued improvement in classified loans to total loans. Classified commercial loans represented 2.77% and 2.91% of total commercial loans at March 31, 2004 and December 31, 2003, respectively. The rolling twelve quarter average ratio of classified commercial loans was 3.94% at March 31, 2004.

Bancorporation’s nonperforming loans to total loans remained stable at .24% at March 31, 2004, compared to .21% at December 31, 2003 and .23% at March 31, 2003. Bancorporation’s annualized net charge-off ratio for the quarter ended March 31, 2004 was .21%. While the annualized net charge-off percentage was higher than the comparable quarter in 2003, it remains lower than or consistent with net charge-off ratios experienced for the years ended December 31, 2003, 2002 and 2001 of .21%, .33% and .25%, respectively. Given the improvement in credit quality trends in the commercial loans portfolio described above, and the lower level of net charge-offs experienced on the overall loan portfolio, Bancorporation lowered its allowance ratio from 1.74% to 1.71% of gross loans at December 31, 2003 and March 31, 2004, respectively.

Bancorporation believes that its allowance for loan losses is adequate to cover losses inherent in its portfolio at March 31, 2004. Management believes that the provision taken during the quarter ended March 31, 2004 was appropriate to provide an allowance for loan losses which considers the past experience and current trend of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions affecting Bancorporation’s market areas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

An analysis of activity in the allowance for loan losses as of March 31, 2004 and 2003 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

	AS OF AND FOR THE QUARTER ENDED MARCH 31
,	2004		2003
Allowance for loan losses:
Balance at beginning of period	$51,268		$43,305
Provision for loan losses	1,154		938

Charge-offs	(1,883)		(1,461)
Recoveries	353		522

Net charge-offs	(1,530)		(939)

Balance at end of period	$50,892		$43,304

Nonperforming assets:
Nonperforming loans	$7,132		$5,442
Foreclosed real estate	4,027		1,466

Total nonperforming assets	$11,159		$6,908

Asset quality ratios:
Nonperforming loans to total loans	.24%		.23%
Nonperforming assets to total assets	.25%		.18%
Annualized net charge-offs to average loans	.21%		.16%
Annualized net charge-offs to total loans	.21%		.16%
Allowance for loan losses to annualized net charge-offs	8.32	x	11.54	x
Allowance for loan losses to nonperforming loans	7.14	x	7.96	x

First Banks (acquired on April 1, 2003) contributed $305 of the increase in charge-offs and $27 of the increase in recoveries during the quarter ended March 31, 2004. The increase in nonperforming assets for the comparable quarters is primarily due to the addition of First Banks. As of March 31, 2004, First Banks contributed $2,103 of the increase in foreclosed real estate and $513 of the increase in nonperforming loans.

Premises and equipment (Dollars in thousands)

As of March 31, 2004, premises and equipment totaled $140,968, compared to $134,756 at December 31, 2003 (an increase of 4.61%) and $111,990 at March 31, 2003 (an increase of 25.88%), respectively. The increase from March 31, 2003 to March 31, 2004 was primarily due to acquisitions after March 31, 2003 and construction of new branch offices. Provisions for depreciation included in noninterest expense were $2,880 and $2,237 for the quarters ended March 31, 2004 and 2003, respectively.

Funding sources (Dollars in thousands)

Bancorporation’s primary source of funds is its deposit base. As of March 31, 2004, deposits totaled $3,810,417, compared to $3,714,222 at December 31, 2003 (an increase of 2.59%) and $3,345,630 at March 31, 2003 (an increase of 13.89%), respectively. Of the growth from March 31, 2003 to March 31, 2004, $283,218 was due to acquisitions completed during 2003. Most of the growth in deposits was experienced in NOW accounts, time deposits and money market demand accounts. Average deposits were $3,794,392 and $3,306,721 at March 31, 2004 and March 31, 2003, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. As of March 31, 2004, short-term borrowings totaled $153,033, compared to $148,864 at December 31, 2003 (an increase of 2.80%) and $146,558 at March 31, 2003 (an increase of 4.42%), respectively. Average short-term borrowings were $162,937 and $144,833 at March 31, 2004 and March 31, 2003, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital resources

Regulatory agencies define capital as Tier I, consisting of stockholders’ equity less ineligible intangible assets, and Tier II, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt. Capital adequacy is measured by comparing both capital levels to Bancorporation’s risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least 50 percent consisting of tangible common stockholders’ equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.

The following table details Bancorporation’s capital ratios at March 31, 2004 and 2003.

	AS OF MARCH 31.
	2004	2003
Tier I leverage ratio	7.28%	8.01%
Risk-based capital ratios:
Total capital	12.22%	13.27%
Tier I capital	10.46%	12.02%
Tier II capital	1.76%	1.25%

Repurchases of equity securities (Dollars in thousands, except average price per share data)

The following table contains information regarding repurchases by Bancorporation of shares of its outstanding voting common stock during the quarter ended March 31, 2004.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #1: January 1 through January 31, 2004	168	$492.38	N/A	N/A
Month #2: February 1 through February 29, 2004	1,103	540.00	N/A	N/A
Month #3: March 1 through March 31, 2004	1	540.00	N/A	N/A

(1)	All purchases were made pursuant to general authority that is given each year by Bancorporation’s Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority, Bancorporation is authorized to repurchase shares of its capital stock from time to time in unsolicited private and/or open market transactions. Purchases are subject to various conditions, including price and volume limitations (including, in the case of purchases of Bancorporation’s voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. Under similar authority during the quarters ended March 31, 2004 and March 31, 2003, Bancorporation repurchased an aggregate of 1,272 and 1,978 shares of its voting common stock for an aggregate price of $678 and $761, respectively.

With respect to other classes of Bancorporation’s capital stock, there were no repurchases during the quarters ended March 31, 2004 and 2003. Repurchases of shares during both periods had an immaterial impact on Bancorporation’s capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Bancorporation’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Bancorporation’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that Bancorporation’s disclosure controls and procedures were effective as of the end of that period.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in Bancorporation’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bancorporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information required by Item 703 of Regulation S-K regarding Bancorporation’s repurchases of equity securities is incorporated herein by reference to the information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Capital Resources” on page 15 of this report.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Effective March 20, 2004, Bancorporation changed its corporate name from “First Citizens Bancorporation of South Carolina, Inc.” to “First Citizens Bancorporation, Inc.” Simultaneously, First Citizens changed its corporate name from “First-Citizens Bank and Trust Company of South Carolina” to “First Citizens Bank and Trust Company, Inc.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – The following exhibits are either attached hereto or incorporated by reference:

	3.1	Amended Articles of Incorporation of Registrant (filed herewith)
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)
	32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)

(b)	The following Form 8-K’s were filed or furnished during the quarter ended March 31, 2004.

Form 8-K furnished on January 29, 2004, reporting that Bancorporation had announced its results of operations for the year and quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CITIZENS BANCORPORATION, INC.
(Registrant)

Dated: May 10, 2004
	By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended Articles of Incorporation of Registrant (filed herewith)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)
32	Certification (Pursuant to 18 U.S.C. Section 1350)