Form 10-Q
period 2004-06-30
FIRST CITIZENS BANCORPORATION INC
filed 2004-08-09
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Voting Common Stock, $5.00 Par Value	864,538 Shares
Non-Voting Common Stock, $5.00 Par Value	36,409 Shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (Dollars in thousands, except par values)

	JUNE 30, 2004	DECEMBER 31, 2003	JUNE 30, 2003
ASSETS
Cash and due from banks	$157,924	$179,951	$168,065
Federal funds sold	138,638	41,379	152,215

Total cash and cash equivalents	296,562	221,330	320,280

Investment securities:
Held-to-maturity, at amortized cost (fair value June 30, 2004-$16,616 December 31, 2003-$20,064; and June 30, 2003-$28,441)	16,550	19,766	27,785
Available-for-sale, at fair value	860,457	902,463	895,145

Total investment securities	877,007	922,229	922,930

Gross loans	3,052,840	2,939,989	2,704,690
Less: Allowance for loan losses	(52,188)	(51,268)	(48,120)

Net loans	3,000,652	2,888,721	2,656,570

Premises and equipment, net	148,867	134,756	119,954
Interest receivable	14,903	16,429	16,947
Goodwill	24,549	24,525	25,624
Intangible assets	41,829	45,876	40,201
Other assets	52,286	47,594	44,337

Total assets	$4,456,655	$4,301,460	$4,146,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$695,824	$651,332	$660,173
Time and savings	3,094,268	3,062,890	2,913,502

Total deposits	3,790,092	3,714,222	3,573,675

Short-term borrowings and securities sold under agreements to repurchase	170,363	148,864	151,570
Long-term debt	125,361	73,814	72,357
Other liabilities	25,008	24,977	28,414

Total liabilities	4,110,824	3,961,877	3,826,016

Commitments and contingencies	—	—	—

Stockholders’ equity:
Preferred stock	3,111	3,111	3,111
Non-voting common stock - $5.00 par value, authorized 1,000,000; issued and outstanding June 30, 2004, December 31, 2003 and June 30, 2003 - 36,409	182	182	182
Voting common stock - $5.00 par value, authorized 2,000,000; issued and outstanding June 30, 2004 - 865,542 December 31, 2003 - 869,072; and June 30, 2003 - 871,392	4,328	4,345	4,357
Surplus	65,081	65,081	65,081
Undivided profits	261,364	247,647	229,706
Accumulated other comprehensive income, net of deferred taxes of $6,335 at June 30, 2004; $10,348 at December 31, 2003; and $9,902 at June 30, 2003	11,765	19,217	18,390

Total stockholders’ equity	345,831	339,583	320,827

Total liabilities and stockholders’ equity	$4,456,655	$4,301,460	$4,146,843

See accompanying Notes to the Consolidated Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Dollars in thousands-except per share data)

	FOR THE QUARTER ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$43,473	$43,345	$86,522	$83,509
Interest on investment securities:
Taxable	4,894	6,674	10,094	13,662
Non-taxable	96	133	213	275
Federal funds sold	338	593	697	1,219

Total interest income	48,801	50,745	97,526	98,665

Interest expense:
Interest on deposits	9,067	11,648	18,438	22,842
Interest on short-term borrowings	372	372	681	733
Interest on long-term debt	1,767	1,452	3,259	2,532

Total interest expense	11,206	13,472	22,378	26,107

Net interest income	37,595	37,273	75,148	72,558
Provision for loan losses	3,002	2,425	4,156	3,363

Net interest income after provision for loan losses	34,593	34,848	70,992	69,195

Noninterest income:
Service charges on deposits	8,871	9,084	17,557	17,025
Commissions and fees from fiduciary activities	816	846	1,583	1,657
Fees for other customer services	409	380	844	756
Mortgage income	2,272	1,257	2,593	2,866
Bankcard discount and fees	1,756	1,584	3,226	2,997
Insurance premiums	493	568	949	1,034
Gain on sale of investment securities	570	720	852	720
Other	545	540	1,135	1,071

Total noninterest income	15,732	14,979	28,739	28,126

Noninterest expense:
Salaries and employee benefits	18,383	17,628	36,692	34,388
Net occupancy expense	2,930	2,648	5,925	5,255
Furniture and equipment expense	1,998	1,665	3,977	3,245
Bankcard processing fees	1,959	1,673	3,610	3,183
Data processing fees	3,265	2,945	6,387	5,666
Amortization expense	2,252	1,849	4,516	3,675
Other	7,030	5,431	13,232	10,450

Total noninterest expense	37,817	33,839	74,339	65,862

Income before income tax expense	12,508	15,988	25,392	31,459
Income tax expense	4,428	5,691	8,988	11,199

Net income	$8,080	$10,297	$16,404	$20,260

Net income per common share - basic and diluted	$8.90	$11.31	$18.05	$22.22
Weighted average common shares outstanding-basic and diluted	903,703	908,855	904,202	909,224
Cash dividends paid per common share	$0.35	$0.25	$0.70	$0.50

See accompanying Notes to the Consolidated Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	PREFERRED STOCK	NON - VOTING COMMON STOCK	VOTING COMMON STOCK	SURPLUS	UNDIVIDED PROFITS	COMPREHENSIVE INCOME/(LOSS), NET	TOTAL STOCK- HOLDERS’ EQUITY
Balance at December 31, 2002	$3,173	$182	$4,374	$65,081	$211,264	$19,510	$303,584
Comprehensive income:
Net income					20,260		20,260
Change in net unrealized gains on investment securities available-for-sale, net of benefit of $603						(1,120)	(1,120)

Total comprehensive income							19,140

Reacquired preferred stock	(62)				21		(41)
Reacquired voting common stock			(17)		(1,320)		(1,337)
Common stock dividends					(437)		(437)
Preferred stock dividends					(82)		(82)

Balance at June 30, 2003	3,111	182	4,357	65,081	229,706	18,390	320,827
Comprehensive income:
Net income					19,623		19,623
Change in net unrealized gains on investment securities available-for-sale, net of tax of $446						827	827

Total comprehensive income							20,450

Reacquired voting common stock			(12)		(990)		(1,002)
Common stock dividends					(609)		(609)
Preferred stock dividends					(83)		(83)

Balance at December 31, 2003	3,111	182	4,345	65,081	247,647	19,217	339,583
Comprehensive income:
Net income					16,404		16,404
Change in net unrealized gains on investment securities available-for-sale, net of benefit of $4,013						(7,452)	(7,452)

Total comprehensive income							8,952

Reacquired voting common stock			(17)		(1,829)		(1,846)
Common stock dividends					(777)		(777)
Preferred stock dividends					(81)		(81)

Balance at June 30, 2004	$3,111	$182	$4,328	$65,081	$261,364	$11,765	$345,831

See accompanying Notes to the Consolidated Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Dollars in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,404	$20,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,156	3,363
Depreciation and amortization	10,566	10,910
Net accretion of discount (amortization of premium) on investment securities	1,556	(355)
Deferred income tax benefit	(757)	(1,942)
Gain on sale of premises and equipment	(7)	(146)
Decrease in interest receivable	1,526	749
Increase in interest payable	1,277	1,533
Origination of mortgage loans held-for-resale	(106,614)	(221,262)
Proceeds from sales of mortgage loans held-for-resale	108,846	217,184
Gain on sales of mortgage loans held-for-resale	(1,175)	(3,848)
Gain on sale of investment securities	(852)	(720)
(Increase) decrease in other assets	(290)	3,955
Decrease in other liabilities	(1,246)	(561)

Net cash provided by operating activities	33,390	29,120

Cash flows from investing activities:
Net increase in loans	(118,112)	(94,064)
Calls, maturities and prepayments of investment securities, held-to-maturity	6,221	15,882
Purchases of investment securities, held-to-maturity	(3,013)	(4,520)
Calls, maturities and prepayments of investment securities, available-for-sale	410,575	247,248
Purchases of investment securities, available-for-sale	(380,728)	(248,103)
Proceeds from sales of premises and equipment	13	116
Purchases of premises and equipment	(19,892)	(11,053)
Decrease in other real estate owned	576	528
Increase in intangible assets	(10)	(2,154)
Purchase of institution, net of cash acquired	—	(9,223)

Net cash (used in) provided by investing activities	(104,370)	(105,343)

Cash flows from financing activities:
Net increase in deposits	75,870	89,817
Increase in short-term borrowings and securities sold under agreements To repurchase	21,499	21,210
Increase in long-term debt	51,547	—
Cash dividends paid	(858)	(519)
Cash paid to reacquire preferred stock	—	(41)
Cash paid to reacquire common stock	(1,846)	(1,337)

Net cash provided by financing activities	146,212	109,130

Net increase in cash and cash equivalents	75,232	32,907
Cash and cash equivalents at beginning of period	221,330	287,373

Cash and cash equivalents at end of period	$296,562	$320,280

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statement preparation. In the opinion of management, all material adjustments necessary to present fairly the financial position of Bancorporation as of and for each of the periods presented, and all adjustments comprising normal recurring accruals necessary for a fair presentation of the consolidated financial statements have been recorded. Certain immaterial amounts in prior periods have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on shareholders’ equity or net income.

Change in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. Management has evaluated investments in variable interest entities and potential variable interest entities or transactions, particularly a limited liability partnership involved in low-income housing development (“LIHTC”) and trust preferred securities structures because these entities or transactions constitute Bancorporation’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that Bancorporation is not the primary beneficiary of the FCB/SC Capital Trust I or FCB/SC Capital Trust II, each of which issued trust preferred securities. Thus, trust preferred securities related to FCB/SC Capital Trust I were deconsolidated as of December 31, 2003. FCB/SC Capital Trust II was not outstanding at December 31, 2003. During the quarter ended June 30, 2004, FCB/SC Capital Trust II issued trust preferred securities. Other assets and long-term debt reflect $3,094 related to FCB/SC Capital Trust I and II in the Consolidated Statements of Condition. As of December 31, 2003, Bancorporation adopted FIN 46R. Adoption of FIN 46 and FIN 46R did not have a material effect on Bancorporation’s consolidated financial position or consolidated results of operations beyond the impact of trust preferred securities because it was determined that Bancorporation is not the primary beneficiary of its LIHTC investments. Bancorporation’s involvement with variable interest entities is limited to $1.5 million in outstanding balances in LIHTC investments with no additional monies in future funding commitments. Bancorporation has utilized LIHTC investments to invest in areas serving low to moderate income communities since 2002. Interpretive guidance relating to FIN 46R is continuing to evolve and Bancorporation’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

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

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations. The SOP does not apply to loans originated by Bancorporation. Bancorporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant impact on Bancorporation’s consolidated financial position or consolidated results of operations. Management is currently assessing the long-term effect of the SOP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

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

Goodwill and Other Intangibles (Dollars in thousands)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter or six months ended June 30, 2004. The changes in the carrying amount of goodwill for the six months ended June 30, 2004, and the year ended December 31, 2003 are as follows:

Balance, January 1, 2003	$4,479
First Banks acquisition	21,145

Balance, June 30, 2003	25,624
Purchase price adjustments *	(1,099)

Balance, December 31, 2003	24,525
Purchase price adjustments *	24

Balance, June 30, 2004	$24,549

*	The purchase price adjustments above reflect adjustments to the purchase price subsequent to the date of the acquisition.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation’s consolidated financial statements, all of which are being amortized:

	AS OF JUNE 30, 2004	AS OF DECEMBER 31, 2003	AS OF JUNE 30, 2003
Gross carrying value	$117,766	$117,778	$109,731
Accumulated amortization	(82,876)	(78,360)	(73,710)

Balance at end of period	$34,890	$39,418	$36,021

Amortization expense on core deposit intangibles was $4,516 and $3,675 for the six months ended June 30, 2004 and 2003, respectively. Amortization expense on core deposit intangibles was $2,252 and $1,849 for the quarters ended June 30, 2004 and 2003, respectively. The increase in amortization expense during the periods is primarily due to an increase in core deposit intangibles related to an acquisition completed after June 30, 2003.

Bancorporation projects the following aggregate amortization expense based on existing core deposit intangibles for each of the next five years:

For the year ended December 31:

2004	$9,020
2005	7,620
2006	5,947
2007	5,186
2008	4,898

Mortgage servicing rights as of June 30, 2004, December 31, 2003 and June 30, 2003 were $6,939, $6,458, and $4,180, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

For the quarter ended June 30, 2004, amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was negative $741. This was the result of the recapture of $1,216 of previously recorded impairment partially offset by normal amortization. For the quarter ended June 30, 2003, amortization was $1,836, consisting of $1,372 in impairment charges and the remainder consisting of normal amortization.

Amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $275 and $2,666 for the six months ended June 30, 2004 and 2003, respectively. Amortization expense was reduced for $680 of net recapture of impairment of mortgage servicing rights for the six months ended June 30, 2004. For the six months ended June 30, 2003, amortization expense was increased by $1,801 for impairment of mortgage servicing rights. Normal amortization was $955 and $865 for the six months ended June 30, 2004 and 2003, respectively.

Mergers and Acquisitions (Dollars in thousands)

There were no mergers or acquisitions completed during the six months ended June 30, 2004.

Employee benefits (Dollars in thousands)

The following table details the components of pension expense recognized as a component of salaries and employee benefits in Bancorporation’s Consolidated Statements of Income:

	FOR THE QUARTER ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Service costs	$786	$652	$1,603	$1,303
Interest costs	809	771	1,650	1,542
Expected return on plan assets	(990)	(908)	(2,019)	(1,815)
Amortization of prior service costs	—	21	—	42
Recognized net actuarial loss	265	234	540	468

Net pension expense	$870	$770	$1,774	$1,540

Bancorporation previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that the estimated employer contributions for 2004 was $3,710. In April 2004, Bancorporation made its entire 2004 contribution of $3,528.

Earnings per share (Dollars in thousands, except per share data)

Bancorporation’s basic and diluted earnings per common share were calculated as follows:

	FOR THE QUARTER ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Net income	$8,080	$10,297	$16,404	$20,260
Less: Preferred stock dividends	(41)	(41)	(81)	(82)
Plus: Preferred stock redemption excess consideration	—	21	—	21

Net income applicable to common stock	$8,039	$10,277	$16,323	$20,199

Weighted average common shares outstanding-basic and diluted	903,703	908,855	904,202	909,224
Net income per common share-basic and diluted	$8.90	$11.31	$18.05	$22.22

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Long-term debt (Dollars in thousands)

On May 7, 2004, Bancorporation completed the sale of trust preferred securities in the aggregate amount of $50,000. The securities were issued by FCB/SC Capital Trust II, an unconsolidated statutory trust subsidiary (“Cap Trust II”) formed by Bancorporation, and were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”). These trust preferred securities have a variable rate of interest set at 3 month LIBOR plus 2.25% which will reset quarterly. The principal assets of Cap Trust II will mature on June 15, 2034. The principal amount of these securities can be prepaid, subject to possible regulatory approval, in whole or part at any time on or after June 15, 2009. Additionally, Cap Trust II has issued to Bancorporation $1,547 in liquidation amount of its common securities which constitute all of Cap Trust II’s outstanding securities.

These trust preferred securities are included in Tier I capital for regulatory capital adequacy purposes. The obligations of Bancorporation with respect to the issuance of these trust preferred securities constitute a full and unconditional guarantee by Bancorporation of Cap Trust II’s obligations with respect to the trust preferred securities.

Subsequent events (Dollars in thousands)

On July 22, 2004, Bancorporation’s Board of Directors declared a $.35 dividend on common stock to shareholders of record on August 13, 2004, payable August 25, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporation’s customers, competition, deposit attrition, actions of government regulators, the level of market interest rates, and general economic conditions.

Critical Accounting Policies

The accounting and reporting policies of Bancorporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Bancorporation’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Bancorporation’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Bancorporation’s accounting for the allowance for loan losses, valuation of mortgage servicing rights, pension, goodwill and intangible assets associated with mergers and acquisitions, and income taxes. Bancorporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, Bancorporation’s significant accounting policies are discussed in detail in Bancorporation’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EXECUTIVE OVERVIEW OF SECOND QUARTER RESULTS AND CURRENT TRENDS

Second quarter earnings experienced continued pressure from net interest margin compression and a decline in mortgage refinancing activity. Net interest income continues to experience pressure caused by the current low interest rate environment. In addition, noninterest income has been hampered by a significant decline in mortgage refinancing activity. Consequently, growth in net interest income and noninterest income has not been sufficient to offset the increase in operating expenses. Bancorporation expects that it will continue to experience margin compression if interest rates remain at their current low levels.

Reference should be made to the remainder of this Management’s Discussion and Analysis and to the consolidated financial statements with respect to more detailed information about the financial condition and operating results of Bancorporation.

RESULTS OF OPERATIONS

Summary (Dollars in thousands)

Net income for the quarter and six months ended June 30, 2004 was $8,080 and $16,404, respectively. Net income per common share (basic and diluted) was $8.90 and $18.05 for the quarter and six months ended June 30, 2004, respectively. Net income for the quarter and six months ended June 30, 2003 was $10,297 and $20,260, respectively. Net income per common share (basic and diluted) was $11.31 and $22.22, respectively. The increase in net interest income during the quarter and six months ended June 30, 2004 was not sufficient to mitigate the increase in net noninterest expense (noninterest income less noninterest expense). Consequently, net income is down for both comparable periods. See calculation of earnings per share in the Notes to the Consolidated Financial Statements.

Net interest income increased by $322 or by 0.86% over the comparable quarter in 2003 primarily due to earning asset growth. Earning asset growth was primarily attributable to internal growth. The effect of earning asset growth was significantly offset by the decline in the ratio of net interest income to average earning assets from 3.97% to 3.74% during the quarter.

Net interest income increased by $2,590 or by 3.57% over the comparable six-month period in 2003 primarily due to internal growth in earning assets, as well as the First Banks acquisition on April 1, 2003. The effect of earning asset growth was significantly offset by the decline in the ratio of net interest income to average earning assets from 4.02% to 3.76% during the comparable six-month period.

See Table 2 and “Net interest income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed analysis and discussion of net interest income.

For the quarter ended June 30, 2004, noninterest income increased by $753, or by 5.03% over the comparable period in 2003, while noninterest expense increased by $3,978, or by 11.76% over the comparable period in 2003. Noninterest income increased by $613, or by 2.18%, while noninterest expense increased by $8,477, or by 12.87% for the comparable six-month period. See “Noninterest income and expense” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of noninterest income and expense.

Return on average stockholders’ equity and average assets are key measures of earnings performance. Return on average stockholders’ equity for the quarters ended June 30, 2004 and June 30, 2003 was 9.27% and 12.99%, respectively. Return on average assets decreased from 1.00% for the quarter ended June 30, 2003 to 0.73% for the quarter ended June 30, 2004.

Return on average stockholders’ equity for the six months ended June 30, 2004 and June 30, 2003 was 9.47% and 13.02%, respectively. Return on average assets decreased from 1.02% for the six months ended June 30, 2003 to 0.75% for the six months ended June 30, 2004.

The decline in return on average assets and the decline in return on average stockholders’ equity for both periods was primarily due to net interest margin compression.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Table 1 provides summary information on selected ratios, average and year-to-date balances.

Table 1: Selected Summary Information (Dollars in thousands, except per share data)

	AS OF AND FOR THE QUARTER ENDED JUNE 30,		AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Selected ratios:
Return on average assets	0.73%	1.00%	0.75%	1.02%
Return on average stockholders’ equity	9.27%	12.99%	9.47%	13.02%
Net interest income to average interest-earning assets (tax equivalent)	3.74%	3.97%	3.76%	4.02%
Average loans to average deposits	79.59%	74.47%	78.69%	73.66%
Allowance for loan losses to total loans	1.71%	1.78%	1.71%	1.78%
Average stockholders’ equity to average total assets	7.90%	7.70%	7.88%	7.87%
Average common stockholders’ equity to average total assets	7.83%	7.62%	7.81%	7.79%

Dividends per common share	$0.35	$0.25	$0.70	$0.50
Total risk-based capital ratio	13.69%	12.35%	13.69%	12.35%
Tier I risk-based capital ratio	12.03%	10.38%	12.03%	10.38%
Tier I leverage ratio	8.55%	7.14%	8.55%	7.14%

Selected average balances:
Total assets	$4,438,984	$4,130,999	$4,420,678	$3,987,271
Interest-earning assets	4,061,043	3,793,182	4,042,782	3,661,959
Investment securities	904,207	947,474	913,320	929,595
Loans	3,016,043	2,648,775	2,983,888	2,528,637
Deposits	3,789,529	3,556,858	3,791,960	3,432,643
Noninterest-bearing deposits	691,817	634,456	675,517	604,628
Interest-bearing deposits	3,097,712	2,922,402	3,116,443	2,828,015
Interest-bearing liabilities	3,371,086	3,149,516	3,370,777	3,040,634
Stockholders’ equity	350,743	318,033	348,195	313,831

Selected year-to-date balances:
Total assets	$4,456,655	$4,146,843	$4,456,655	$4,146,843
Interest-earning assets	4,068,485	3,779,835	4,068,485	3,779,835
Investment securities	877,007	922,930	877,007	922,930
Loans	3,052,840	2,704,690	3,052,840	2,704,690
Deposits	3,790,092	3,573,675	3,790,092	3,573,675
Noninterest-bearing deposits	695,824	660,173	695,824	660,173
Interest-bearing deposits	3,094,268	2,913,502	3,094,268	2,913,502
Interest-bearing liabilities	3,389,992	3,137,429	3,389,992	3,137,429
Stockholders’ equity	345,831	320,827	345,831	320,827

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net interest income (Dollars in thousands)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and six months ended June 30, 2004 and 2003.

Table 2: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance (Dollars in thousands)

AS OF AND FOR THE QUARTER ENDED JUNE 30,

	AVERAGE BALANCE		INTEREST/EXP (1)		YIELD/ RATE		CHANGE DUE TO (2)		NET INCREASE (DECREASE)
	2004	2003	2004	2003	2004	2003	YIELD / RATE	VOLUME
Interest-earning assets:
Loans (3)	$3,016,043	$2,648,775	$43,626	$43,522	5.82%	6.59%	$(5,240)	$5,344	$104
Investment securities:
Taxable	894,919	933,869	4,894	6,674	2.20	2.87	(1,566)	(214)	(1,780)
Non-taxable	9,288	13,605	147	205	6.33	6.03	10	(68)	(58)
Federal funds sold	140,793	196,933	338	593	0.97	1.21	(119)	(136)	(255)

Total interest-earning assets	4,061,043	3,793,182	49,005	50,994	4.85	5.39	(6,915)	4,926	(1,989)

Noninterest-earning assets:
Cash and due from banks	155,573	138,957
Premises and equipment	144,978	118,228
Other, less allowance for loan losses	77,390	80,632

Total noninterest-earning assets	377,941	337,817

Total assets	$4,438,984	$4,130,999

Interest-bearing liabilities:
Deposits	$3,097,712	$2,922,402	$9,067	$11,648	1.18%	1.60%	$(3,098)	$517	$(2,581)
Securities sold under agreements to repurchase	170,797	154,757	372	372	0.88	0.96	(35)	35	—
Long-term debt	102,577	72,357	1,767	1,452	6.89	8.03	(206)	521	315

Total interest-bearing liabilities	3,371,086	3,149,516	11,206	13,472	1.34	1.72	(3,339)	1,073	(2,266)

Noninterest-bearing liabilities:
Demand deposits	691,817	634,456
Other liabilities	25,338	28,994

Total noninterest-bearing liabilities	717,155	663,450

Total liabilities	4,088,241	3,812,966

Stockholders’ equity	350,743	318,033

Total liabilities and stockholders’ equity	$4,438,984	$4,130,999

Net interest spread					3.51%	3.67%

Net interest income:			$37,799	$37,522			($3,576)	$3,853	$277

to average assets					3.42%	3.64%

to average interest-earning assets					3.74%	3.97%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $204 and $249 for the quarters ended June 30, 2004 and 2003, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Table 3: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance (Dollars in thousands)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,

	AVERAGE BALANCE		INTEREST/EXP (1)		YIELD/ RATE		CHANGE DUE TO (2)		NET INCREASE (DECREASE)
	2004	2003	2004	2003	2004	2003	YIELD / RATE	VOLUME
Interest-earning assets:
Loans (3)	$2,983,888	$2,528,637	$86,836	$83,879	5.85%	6.69%	$(10,359)	$13,316	$2,957
Investment securities:
Taxable	903,201	916,850	10,094	13,662	2.25	3.00	(3,414)	(154)	(3,568)
Non-taxable	10,119	12,745	329	423	6.50	6.64	(9)	(85)	(94)
Federal funds sold	145,574	203,727	697	1,219	0.96	1.21	(243)	(279)	(522)

Total interest-earning assets	4,042,782	3,661,959	97,956	99,183	4.87	5.46	(14,025)	12,798	(1,227)

Noninterest-earning assets:
Cash and due from banks	158,342	141,753
Premises and equipment	141,917	114,786
Other, less allowance for loan losses	77,637	68,773

Total noninterest-earning assets	377,896	325,312

Total assets	$4,420,678	$3,987,271

Interest-bearing liabilities:
Deposits	$3,116,443	$2,828,015	$18,438	$22,842	1.19%	1.63%	$(6,120)	$1,716	$(4,404)
Securities sold under agreements to repurchase	166,867	149,822	681	733	0.82	0.99	(122)	70	(52)
Long-term debt	87,467	62,797	3,259	2,532	7.45	8.06	(192)	919	727

Total interest-bearing liabilities	3,370,777	3,040,634	22,378	26,107	1.33	1.73	(6,434)	2,705	(3,729)

Noninterest-bearing liabilities:
Demand deposits	675,517	604,628
Other liabilities	26,189	28,178

Total noninterest-bearing liabilities	701,706	632,806

Total liabilities	4,072,483	3,673,440

Stockholders’ equity	348,195	313,831

Total liabilities and stockholders’ equity	$4,420,678	$3,987,271

Net interest spread					3.54%	3.73%

Net interest income:			$75,578	$73,076			($7,591)	$10,093	$2,502

to average assets					3.44%	3.70%

to average interest-earning assets					3.76%	4.02%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $430 and $518 for the six months ended June 30, 2004 and 2003, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(4)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net interest income (continued)

Current quarter compared to prior year quarter

Net interest income on a tax equivalent basis increased $277 or 0.74% for the quarter ended June 30, 2004, over the comparable period in 2003. The increase in net interest income was due to 7.06% earning asset growth during the comparable periods, partially offset by a decline in the ratio of net interest income to average interest-earning assets.

Net interest income to average interest-earning assets decreased from 3.97% for the quarter ended June 30, 2003 to 3.74% for the quarter ended June 30, 2004. This was primarily attributable to a decrease in the net interest spread from 3.67% for the quarter ended June 30, 2003 to 3.51% for the quarter ended June 30, 2004. The decrease in the net interest spread was due to the decrease in the ratio of interest income to interest-earning assets exceeding the decrease in the ratio of interest expense to interest-bearing liabilities. The yield on interest-earning assets decreased from 5.39% for the quarter ended June 30, 2003 to 4.85% for the quarter ended June 30, 2004, or by 54 basis points, while the cost of interest-bearing liabilities decreased from 1.72% to 1.34%, or by 38 basis points. The decrease in the yield on interest-earning assets was primarily due to decreases in the yields on loans (from 6.59% for the quarter ended June 30, 2003 to 5.82% for the quarter ended June 30, 2004) and investment securities (from 2.91% for the quarter ended June 30, 2003 to 2.24% for the quarter ended June 30, 2004). The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the rates paid on interest-bearing deposits (from 1.60% for the quarter ended June 30, 2003 to 1.18% for the quarter ended June 30, 2004). Decreases in yields on interest-earning assets have occurred as rates have declined significantly on new loans and investments added to replace those that were refinanced or called away, respectively. Decreases in rates paid on interest-bearing deposits are primarily due to lower rates paid on new and matured time deposits.

Current year-to-date period compared to prior year-to-date period

Net interest income on a tax equivalent basis increased $2,502 or 3.42% for the six months ended June 30, 2004, over the comparable period in 2003. The increase in net interest income was due to 10.40% earning asset growth during the comparable periods, partially offset by a decline in net interest income to average interest-earning assets.

Net interest income to average interest-earning assets decreased from 4.02% for the six months ended June 30, 2003 to 3.76% for the six months ended June 30, 2004. This was primarily attributable to a decrease in the net interest spread from 3.73% for the six months ended June 30, 2003 to 3.54% for the six months ended June 30, 2004. The decrease in the net interest spread was due to the decrease in the ratio of interest income to interest-earning assets exceeding the decrease in the ratio of interest expense to interest-bearing liabilities. The yield on interest-earning assets decreased from 5.46% for the six months ended June 30, 2003 to 4.87% for the six months ended June 30, 2004, or by 59 basis points, while the cost of interest-bearing liabilities decreased from 1.73% to 1.33%, or by 40 basis points. The decrease in the yield on interest-earning assets was primarily due to decreases in the yields on loans (from 6.69% for the six months ended June 30, 2003 to 5.85% for the six months ended June 30, 2004) and investment securities (from 3.06% for the six months ended June 30, 2003 to 2.30% for the six months ended June 30, 2004). The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the rates paid on interest-bearing deposits (from 1.63% for the six months ended June 30, 2003 to 1.19% for the six months ended June 30, 2004). Decreases in yields on interest-earning assets have occurred as rates have declined significantly on new loans and investments added to replace those that were refinanced or called away, respectively. Decreases in rates paid on interest-bearing deposits are primarily due to lower rates paid on new and matured time deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Noninterest income and expense (Dollars in thousands)

Current quarter compared to prior year quarter

Noninterest income increased by $753 or by 5.03% for the quarter ended June 30, 2004, compared to the same period in 2003. Mortgage income increased by $1,015 or by 80.75% primarily due to the recapture of impairment on mortgage servicing rights as a result of increased mortgage interest rates since the first quarter 2004. The increase in mortgage income included a $2,568 increase in servicing income and a $1,553 decrease in the gain on sale of mortgage loans held for sale. Servicing income benefited from the recapture of mortgage servicing rights impairment of $1,216 for the quarter ended June 30, 2004, compared to a $1,372 impairment charge for the quarter ended June 30, 2003. Adjusting for mortgage servicing rights recapture recorded during the quarter ended June 30, 2004 and impairment recorded during the quarter ended June 30, 2003, mortgage income would have been down $1,572 for the quarter ended June 30, 2004. The decline in the gain on sale of mortgage loans held for sale was primarily due to a decline in the volume of mortgage loans originated and sold into the secondary market during the quarter. Originations of mortgage loans held for sale declined by $73,917, or by 54.71% for the comparable quarter of 2003.

Noninterest expense increased by $3,978, or by 11.76% for the quarter ended June 30, 2004 over the comparable period in 2003 due to increases in salaries and employee benefits, costs associated with the introduction of First Citizens’ new brand, amortization expense related to core deposit intangibles, and in other operating expenses as a result of the on-going growth of the franchise. Salaries and employee benefits increased by $755, or by 4.28%, during the quarter primarily due to an increase in the number of employees (primarily due to new branch offices) and merit increases. During the quarter, expense of $1,017 was incurred relating to the promotion of First Citizens’ new brand. These costs are included in the “Other” category under noninterest expense in the Consolidated Statements of Income. Amortization expense related to core deposit intangibles increased by $403, or by 21.80% during the quarter primarily due to acquisitions consummated after the second quarter of 2003. The remainder of noninterest expense increased primarily due to increases in occupancy (primarily depreciation expense discussed in “Premises and equipment” in Financial Condition below), furniture and fixtures, and data processing expenses. These costs increased primarily due to expansion through acquisitions and construction of new branch offices and an increase in the number of accounts processed by third parties.

Current year-to-date period compared to prior year-to-date period

Noninterest income increased by $613 or by 2.18% for the six months ended June 30, 2004, compared to the same period in 2003. Service charges on deposits increased by $532 or by 3.12% over the comparable period primarily due to overall deposit growth. Gain on sale of investment securities increased by $132. These increases were offset by a $273 decrease in mortgage income primarily due to a decline in mortgage refinancing activity during the first six months of 2004. The decrease in mortgage income included a $2,673 decrease in the gain on sale of mortgage loans held for sale. Servicing income was reduced by amortization expense on mortgage servicing rights of $275 and $2,666 for the six months ended June 30, 2004 and 2003 respectively. Adjusting for mortgage servicing rights recapture recorded during the six months ended June 30, 2004 and impairment recorded during the six months ended June 30, 2003, mortgage income would have been down $2,754 for the six months ended June 30, 2004. The decline in the gain on sale of mortgage loans held for sale was primarily due to a decline in the volume of mortgage loans originated and sold into the secondary market during the six months. Originations of mortgage loans held for sale declined by $154,753, or by 59.21% during the six months ended June 30, 2004.

Noninterest expense increased by $8,477, or by 12.87%, for the six months ended June 30, 2004 over the comparable period in 2003 primarily due to increases in salaries and employee benefits, costs associated with the introduction of First Citizens’ new brand, amortization expense related to core deposit intangibles, and in other operating expenses as a result of the on-going growth of the franchise. Salaries and employee benefits increased by $2,304, or by 6.70%, during the six months primarily due to an increase in the number of employees (primarily due to new branch offices) and merit increases. During the six months ended June 30, 2004, expense of $2,078 was incurred relating to the introduction of First Citizens’ new brand. The majority of these costs related to promotion of the new brand and the write-off of existing signage. These costs are included in the “Other” category under noninterest expense in the Consolidated Statements of Income. Amortization expense related to core deposit intangibles increased by $841, or 22.88% during the six months ended June 30, 2004 primarily due to acquisitions consummated after June 30, 2003. The remainder of the increase in noninterest expense was primarily due to increases in occupancy (primarily depreciation expense discussed in “Premises and equipment” in Financial Condition below), furniture and fixtures and data processing expenses. These costs increased primarily due to expansion through acquisitions and construction of new branch offices and an increase in the number of accounts processed by third parties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income taxes (Dollars in thousands)

Total income tax expense decreased by $1,263 or 22.19% for the quarter ended June 30, 2004 compared to the same period in 2003. Total income tax expense decreased by $2,211 or 19.74% for the six months ended June 30, 2004 compared to the same period in 2003. The effective tax rate was 35.40% and 35.60% for the quarters and six months ending June 30, 2004 and June 30, 2003, respectively.

FINANCIAL CONDITION

Investment securities (Dollars in thousands)

As of June 30, 2004, the investment portfolio totaled $877,007, compared to $922,229 at December 31, 2003 (a decrease of 4.90%) and $922,930 at June 30, 2003 (a decrease of 4.98%), respectively. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 91.71%, 92.16% and 92.46% U.S. government and agency securities as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The remainder of the investment portfolio consisted of municipal bonds and equity securities.

Loans (Dollars in thousands)

As of June 30, 2004, loans totaled $3,052,840, compared to $2,939,989 at December 31, 2003 (an increase of 3.84%) and $2,704,690 at June 30, 2003 (an increase of 12.87%), respectively. Most of the growth in loans was experienced in the commercial and consumer direct loan portfolios. The composition of the loan portfolio has not shifted significantly since June 30, 2003 or December 31, 2003. Loan growth was funded through core deposits and short-term borrowed funds in the form of repurchase agreements with customers.

Allowance for loan losses and asset quality (Dollars in thousands)

Bancorporation’s allowance for loan losses represented 1.71% of gross loans at June 30, 2004, compared to 1.74% at December 31, 2003 and 1.78% at June 30, 2003. The percentage is unchanged from the previous quarter. Provision for loan losses of $3,002 was charged to operations for the quarter ended June 30, 2004 compared to $2,425 for the quarter ended June 30, 2003, an increase of 23.79%. Provision for loan losses of $4,156 was charged to operations for the six months ended June 30, 2004 compared to $3,363 for the six months ended June 30, 2003, an increase of 23.58%. The increases were primarily due to increases in the dollar amount of net charge-offs for the quarter and six months ended June 30, 2004. The ratio of net charge-offs to total loans remained relatively stable. Overall, credit quality remained strong during the quarter.

Bancorporation believes that its allowance for loan losses is adequate to cover losses inherent in its portfolio at June 30, 2004. Management believes that the provision taken during the quarter ended June 30, 2004 was appropriate to provide an allowance for loan losses which considers the past experience and current trend of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions affecting Bancorporation’s market areas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

An analysis of activity in the allowance for loan losses as of June 30, 2004 and 2003 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

	AS OF AND FOR THE QUARTER ENDED JUNE 30,				AS OF AND FOR THE SIX MONTHS ENDED JUNE 30,
	2004		2003		2004		2003
Allowance for loan losses:
Balance at beginning of period	$50,892		$43,304		$51,268		$43,305
Addition related to acquisitions	—		3,776		—		3,776
Provision for loan losses	3,002		2,425		4,156		3,363

Charge-offs	(2,295)		(1,796)		(4,178)		(3,257)
Recoveries	589		411		942		933

Net charge-offs	(1,706)		(1,385)		(3,236)		(2,324)

Balance at end of period	$52,188		$48,120		$52,188		$48,120

Nonperforming assets:
Nonperforming loans	$6,623		$5,674		$6,623		$5,674
Foreclosed real estate	3,421		2,119		3,421		2,119

Total nonperforming assets	$10,044		$7,793		$10,044		$7,793

Asset quality ratios:
Nonperforming loans to total loans	.22%		.21%		.22%		.21%
Nonperforming assets to total assets	.23%		.19%		.23%		.19%
Annualized net charge-offs to average loans	.23%		.21%		.22%		.18%
Annualized net charge-offs to total loans	.22%		.20%		.21%		.17%
Allowance for loan losses to annualized net charge-offs	7.65	x	8.69	x	8.06	x	10.35	x
Allowance for loan losses to nonperforming loans	7.88	x	8.48	x	7.88	x	8.48	x

First Banks (acquired on April 1, 2003) contributed $554 of the increase in charge-offs and $109 of the increase in recoveries for the six months ended June 30, 2004 compared to $73 of the increase in charge-offs and $8 of the increase in recoveries for the six months ended June 30, 2003.

Premises and equipment (Dollars in thousands)

As of June 30, 2004, premises and equipment totaled $148,867, compared to $134,756 at December 31, 2003 (an increase of 10.47%) and $119,954 at June 30, 2003 (an increase of 24.10%), respectively. The increase from June 30, 2003 to June 30, 2004 was primarily due to acquisitions after June 30, 2003 and construction of new branch offices. Provisions for depreciation included in noninterest expense were $2,893 and $2,330 for the quarters ended June 30, 2004 and 2003, respectively. Provisions for depreciation included in noninterest expense were $5,775 and $4,569 for the six months ended June 30, 2004 and 2003, respectively.

Funding sources (Dollars in thousands)

Bancorporation’s primary source of funds is its deposit base. As of June 30, 2004, deposits totaled $3,790,092, compared to $3,714,222 at December 31, 2003 ( an increase of 2.04%) and $3,573,675 at June 30, 2003 (an increase of 6.06%), respectively. Of the growth from June 30, 2003 to June 30, 2004, $69,616 was due to acquisitions completed during 2003. Most of the growth in deposits was experienced in NOW accounts, time deposits and money market demand accounts. Average deposits were $3,791,960 and $3,432,643 at June 30, 2004 and June 30, 2003, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. As of June 30, 2004, short-term borrowings totaled $170,363, compared to $148,864 at December 31, 2003 (an increase of 14.44%) and $151,570 at June 30, 2003 (an increase of 12.40%), respectively. Average short-term borrowings were $166,867 and $149,822 at June 30, 2004 and June 30, 2003, respectively.

Capital resources

Bank holding companies and their respective subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tier I capital (common shareholders’ equity excluding unrealized gains or losses of securities available-for-sale, net of deferred taxes, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total regulatory capital (the sum of Tier I capital, a qualifying portion of the allowance for loan losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier I capital.

In addition to the risk-based capital measures described above, bank regulators have also established minimum leverage capital requirements for banking organizations. The minimum required Tier I leverage ratio is 3%.

Banks which meet or exceed a Tier I ratio of 6%, a total capital ratio of 10% and Tier I leverage ratio of 5% are considered “well-capitalized” by regulatory standards.

The following table details Bancorporation’s capital ratios at June 30, 2004 and 2003.

	AS OF JUNE 30,
	2004	2003
Risk-based capital ratios:
Total capital	13.69%	12.35%
Tier I capital	12.03%	10.38%
Tier I leverage ratio	8.55%	7.14%

Repurchases of equity securities (Dollars in thousands, except average price per share data)

The following table contains information regarding repurchases by Bancorporation of shares of its outstanding voting common stock during the quarter ended June 30, 2004.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
Month #4
April 1 through April 30, 2004	—	N/A	N/A	N/A
Month #5:
May 1 through May 31, 2004	156	515.00	N/A	N/A
Month #6:
June 1 through June 30, 2004	2,102	516.79	N/A	N/A

Total	2,258	516.66

(1)	All purchases were made pursuant to general authority that is given each year by Bancorporation’s Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority, Bancorporation is authorized to repurchase shares of its capital stock from time to time in unsolicited private and/or open market transactions. Purchases are subject to various conditions, including price and volume limitations (including, in the case of purchases of Bancorporation’s voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. Under similar authority during the six months ended June 30, 2004 and June 30, 2003, Bancorporation repurchased an aggregate of 3,530 and 3,443 shares of its voting common stock for an aggregate price of $1,846 and $1,337 respectively.

With respect to other classes of Bancorporation’s capital stock, there were no repurchases during the quarter ended June 30, 2004 and aggregate repurchases during the quarter ended June 30, 2003 totaled 1,242 shares for an aggregate repurchase price of $41. Repurchases of shares during both periods had an immaterial impact on Bancorporation’s capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information required by Item 703 of Regulation S-K regarding Bancorporation’s repurchases of equity securities is incorporated herein by reference to the information in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the caption “Repurchases of equity securities” on page 18 of this report.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Bancorporation was held on April 22, 2004. At the meeting, Shareholders voted to elect 20 directors for terms of one year or until their respective successors are duly elected and qualified. The 20 Nominees, listed below, were elected as Directors for a term of 1 year.

Nominees	For	Withheld	Broker Non-Votes
C.H. Ames	849,152	305	–
J.B. Apple	849,152	305	–
R.W. Blackmon	848,861	340	256
P.M. Bristow	849,152	305	–
G.H. Broadrick	846,894	340	2,223
W.C. Cottingham	849,117	340	–
D.E. Dukes	848,896	305	256
M.C. Garner, Jr.	848,896	305	256
W.E. Hancock, III	849,142	350	–
R.B. Haynes	849,152	305	–
W.E. Haynes	849,152	305	–
L.M. Henderson	848,896	305	256
F.B. Holding	847,475	340	1,967
D.H. Jordan	848,861	340	256
K.B. Marsh	848,896	305	256
C.S. McLaurin, III	848,896	305	256
N.W. Morrisette, Jr.	848,861	340	256
E.P. Palmer	849,117	340	–
W.E. Sellars	846,894	305	2,223
H.F. Sherrill	846,894	340	2,223

No other matters were voted on at the meeting, and there was no solicitation in opposition to management’s Nominees listed in the Proxy Statement.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – The following exhibits are either attached hereto or incorporated by reference:

	4.1	Amended and Restated Trust Agreement of FCB/SC Capital Trust II (filed herewith)
	4.2	Form of Guaranty Agreement between Bancorporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (filed herewith)
	4.3	Junior Subordinated Indenture between Bancorporation and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (filed herewith)
	4.4	Form of Certificate evidencing trust preferred securities issued by FCB/SC Capital Trust II (filed herewith)
	4.5	Form of Junior Subordinated Debentures issued by Bancorporation to FCB/SC Capital Trust II (filed herewith)
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)
	32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)

(b)	The following Form 8-K’s were filed or furnished during the quarter ended June 30, 2004.

Form 8-K furnished on April 23, 2004, reporting that Bancorporation had announced its results of operations for the year and quarter ended March 31, 2004.

Form 8-K furnished on April 27, 2004, announcing that Bancorporation’s wholly-owned subsidiary, First Citizens Bank and Trust Company, Inc., plans to build a nine-story corporate headquarters complex.

Form 8-K furnished on May 7, 2004, announcing that Bancorporation had completed the private placement of $50 million aggregate liquidation amount of floating rate trust preferred securities issued by its newly formed subsidiary, FCB/SC Capital Trust II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CITIZENS BANCORPORATION, INC.
(Registrant)

Dated: August 9, 2004
	By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer

EXHIBIT INDEX

4.1	Amended and Restated Trust Agreement of FCB/SC Capital Trust II (filed herewith)

4.2	Form of Guaranty Agreement between Bancorporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (filed herewith)

4.3	Junior Subordinated Indenture between Bancorporation and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (filed herewith)

4.4	Form of Certificate evidencing trust securities issued by FCB/SC Capital Trust II (filed herewith)

4.5	Form of Junior Subordinated Debentures issued by Bancorporation to FCB/SC Capital Trust II (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)