Form 10-Q
period 2004-09-30
FIRST CITIZENS BANCORPORATION INC
filed 2004-11-09
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Voting Common Stock, $5.00 Par Value	862,505 Shares
Non-Voting Common Stock, $5.00 Par Value	36,409 Shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (Dollars in thousands, except par values and share data)

	September 30, 2004	December 31, 2003	September 30, 2003
ASSETS
Cash and due from banks	$145,184	$179,951	$146,660
Federal funds sold	119,903	41,379	87,972

Total cash and cash equivalents	265,087	221,330	234,632

Investment securities:
Held-to-maturity, at amortized cost (fair value September 30, 2004-$16,512 December 31, 2003-$20,064; and September 30, 2003-$20,344)	16,349	19,766	19,795
Available-for-sale, at fair value	884,405	902,463	904,516

Total investment securities	900,754	922,229	924,311

Gross loans and leases	3,081,307	2,939,989	2,849,806
Less: Allowance for loan and lease losses	(51,992)	(51,268)	(50,467)

Net loans and leases	3,029,315	2,888,721	2,799,339

Premises and equipment, net	151,724	134,756	127,503
Interest receivable	17,506	16,429	18,055
Goodwill	24,549	24,525	25,323
Intangible assets	39,095	45,876	48,147
Other assets	50,176	47,949	43,264

Total assets	$4,478,206	$4,301,815	$4,220,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$729,289	$651,687	$676,486
Time and savings	3,057,713	3,062,890	2,973,807

Total deposits	3,787,002	3,714,577	3,650,293

Short-term borrowings and securities sold under agreements to repurchase	185,134	148,864	148,043
Long-term debt	125,361	73,814	72,357
Other liabilities	24,571	24,977	20,349

Total liabilities	4,122,068	3,962,232	3,891,042

Stockholders’ equity:
Preferred stock	3,111	3,111	3,111
Non-voting common stock - $5.00 par value, authorized 1,000,000; issued and outstanding September 30, 2004, December 31, 2003 and September 30, 2003 - 36,409	182	182	182
Voting common stock - $5.00 par value, authorized 2,000,000; issued and outstanding September 30, 2004 - 862,505 December 31, 2003 - 869,072; and September 30, 2003 - 869,487	4,313	4,345	4,347
Surplus	65,081	65,081	65,081
Undivided profits	268,347	247,647	238,798
Accumulated other comprehensive income, net of deferred taxes of $8,133 at September 30, 2004; $10,348 at December 31, 2003; and $9,699 at September 30, 2003	15,104	19,217	18,013

Total stockholders’ equity	356,138	339,583	329,532

Total liabilities and stockholders’ equity	$4,478,206	$4,301,815	$4,220,574

See accompanying Notes to the Consolidated Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Dollars in thousands-except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans and leases	$45,044	$43,477	$131,566	$126,987
Interest on investment securities:
Taxable	5,151	5,805	15,245	19,472
Non-taxable	91	137	305	411
Federal funds sold	442	299	1,139	1,510

Total interest income	50,728	49,718	148,255	148,380

Interest expense:
Interest on deposits	9,451	9,865	27,890	32,703
Interest on short-term borrowings	611	338	1,291	1,070
Interest on long-term debt	1,955	1,460	5,214	3,992

Total interest expense	12,017	11,663	34,395	37,765

Net interest income	38,711	38,055	113,860	110,615
Provision for loan losses	1,349	4,436	5,505	7,799

Net interest income after provision for loan losses	37,362	33,619	108,355	102,816

Noninterest income:
Service charges on deposits	8,860	9,179	26,415	26,203
Commissions and fees from fiduciary activities	759	864	2,343	2,521
Mortgage income	684	4,022	3,277	6,889
Bankcard discount and fee income	1,820	1,735	5,046	4,733
Gain on sale of investment securities	—	62	852	781
Other	889	1,223	3,819	4,083

Total noninterest income	13,012	17,085	41,752	45,210

Noninterest expense:
Salaries and employee benefits	18,192	17,548	54,970	52,001
Net occupancy expense	3,176	2,817	9,099	8,072
Furniture and equipment expense	2,110	1,823	6,086	5,067
Bankcard processing fees	1,940	1,749	5,550	4,933
Data processing fees	3,238	2,932	9,623	8,597
Amortization expense	2,252	2,242	6,768	5,917
Other	5,704	5,551	18,855	15,937

Total noninterest expense	36,612	34,662	110,951	100,524

Income before income tax expense	13,762	16,042	39,156	47,502
Income tax expense	4,872	5,806	13,861	17,006

Net income	$8,890	$10,236	$25,295	$30,496

Net income per common share - basic and diluted	$9.83	$11.24	$27.89	$33.44
Weighted average common shares outstanding-basic and diluted	899,899	907,075	902,760	909,045
Cash dividends paid per common share	$0.35	$0.35	$1.05	$0.85

See accompanying Notes to the Consolidated Financial Statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	Preferred Stock	Non- Voting Common Stock	Voting Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss), Net	Total Stock- holders’ Equity
Balance at December 31, 2002	$3,173	$182	$4,374	$65,081	$211,264	$19,510	$303,584
Comprehensive income:
Net income					30,496		30,496
Change in net unrealized gains on investment securities available-for-sale, net of benefit of $534						(989)	(989)
Reclassification adjustment for losses (gains) on securities available-for-sale included in net income, net of expense of $273						(508)	(508)

Total comprehensive income							28,999

Reacquired preferred stock	(62)				21		(41)
Reacquired voting common stock			(27)		(2,119)		(2,146)
Common stock dividends					(742)		(742)
Preferred stock dividends					(122)		(122)

Balance at September 30, 2003	3,111	182	4,347	65,081	238,798	18,013	329,532
Comprehensive income:
Net income					9,387		9,387
Change in net unrealized gains on investment securities available-for-sale, net of tax of $648						1,204	1,204

Total comprehensive income							10,591

Reacquired voting common stock			(2)		(191)		(193)
Common stock dividends					(304)		(304)
Preferred stock dividends					(43)		(43)

Balance at December 31, 2003	3,111	182	4,345	65,081	247,647	19,217	339,583
Comprehensive income:
Net income					25,295		25,295
Change in net unrealized gains on investment securities available-for-sale, net of benefit of $1,917						(3,559)	(3,559)
Reclassification adjustment for losses (gains) on securities available-for-sale included in net income, net of expense of $298						(554)	(554)

Total comprehensive income							21,182

Reacquired voting common stock			(32)		(3,381)		(3,413)
Common stock dividends					(1,093)		(1,093)
Preferred stock dividends					(121)		(121)

Balance at September 30, 2004	$3,111	$182	$4,313	$65,081	$268,347	$15,104	$356,138

See accompanying Notes to the Consolidated Financial Statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$25,295	$30,496
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,505	7,799
Depreciation and amortization	16,880	14,574
Net accretion of discount on investment securities	2,479	348
Deferred income tax benefit	(492)	(3,163)
Gain on sale of premises and equipment	(130)	(85)
Decrease in interest receivable	(1,077)	(359)
Increase in interest payable	(989)	(3,072)
Origination of mortgage loans held-for-resale	(155,739)	(418,080)
Proceeds from sales of mortgage loans held-for-resale	156,065	426,013
Gain on sale of mortgage loans held-for-resale	(1,845)	(5,916)
Gain on sale of investment securities	(852)	(781)
(Increase) decrease in other assets	(1,036)	6,376
Increase (decrease) in other liabilities	583	(4,037)

Net cash provided by operating activities	44,647	50,113

Cash flows from investing activities:
Net increase in loans	(147,391)	(252,618)
Calls, maturities and prepayments of investment securities, held-to-maturity	6,415	24,171
Purchases of investment securities, held-to-maturity	(3,013)	(5,520)
Calls, maturities and prepayments of investment securities, available-for-sale	472,323	370,035
Purchases of investment securities, available-for-sale	(462,205)	(380,771)
Proceeds from sales of premises and equipment	450	287
Purchases of premises and equipment	(26,270)	(20,174)
Decrease in other real estate owned	3,199	848
Increase in intangible assets	(13)	(32,700)
Purchase of institution, net of cash acquired	—	89,155

Net cash provided by investing activities	(156,505)	(207,287)

Cash flows from financing activities:
Net increase in deposits	72,425	89,801
Increase in short-term borrowings and securities sold under agreements to repurchase	36,270	17,683
Increase in long-term debt	51,547	—
Cash dividends paid	(1,214)	(864)
Cash paid to reacquire preferred stock	—	(41)
Cash paid to reacquire common stock	(3,413)	(2,146)

Net cash provided by financing activities	155,615	104,433

Net increase (decrease) in cash and cash equivalents	43,757	(52,741)
Cash and cash equivalents at beginning of period	221,330	287,373

Cash and cash equivalents at end of period	$265,087	$234,632

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

A. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statement preparation. In the opinion of management, all adjustments necessary to present fairly the financial position of Bancorporation as of and for each of the periods presented, and all adjustments comprising normal recurring accruals necessary for a fair statement of the consolidated financial statements have been recorded. Certain immaterial amounts in prior periods have been reclassified to conform to the 2004 presentation. Such reclassifications had no material effect on Bancorporation’s reported consolidated financial position or results of operations.

B. Change in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 for entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. As of December 31, 2003 and March 31, 2004, Bancorporation adopted FIN 46 and FIN 46R, respectively. Management has evaluated investments in variable interest entities and potential variable interest entities or transactions, particularly a limited liability partnership involved in low-income housing development (“LIHTC”) and trust preferred securities structures because these entities or transactions constitute Bancorporation’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that Bancorporation is not the primary beneficiary of the FCB/SC Capital Trust I or FCB/SC Capital Trust II, each of which issued trust preferred securities. Thus, trust preferred securities related to FCB/SC Capital Trust I were deconsolidated as of December 31, 2003. FCB/SC Capital Trust II was not outstanding at December 31, 2003. During the quarter ended June 30, 2004, FCB/SC Capital Trust II issued trust preferred securities. As of September 30, 2004, other assets and long-term debt reflect $3,094 related to FCB/SC Capital Trust I and II in the Consolidated Statements of Condition. Adoption of FIN 46 and FIN 46R did not have a material effect on Bancorporation’s consolidated financial position or consolidated results of operations beyond the impact of trust preferred securities because it was determined that Bancorporation is not the primary beneficiary of its LIHTC investments. Bancorporation’s involvement with variable interest entities is limited to $1.5 million in outstanding balances in LIHTC investments with no additional monies in future funding commitments. Bancorporation has utilized LIHTC investments to invest in areas serving low to moderate income communities since 2002. Interpretive guidance relating to FIN 46R is continuing to evolve and Bancorporation’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to Derivative Implementation Group Issue C-13, “When a Loan Commitment is included in the Scope of Statement 133”, by requiring all registrants to begin accounting for these commitments subject to SFAS No. 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The implementation did not have a material impact on Bancorporation’s results of operations.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. On September 30, 2004, Bancorporation held certain investments having continuous unrealized loss positions for more than 12 months with a fair market value totaling $28,750 and an unrealized loss position totaling $263. Substantially all of these investments were in U.S. government agency obligations, the cash flows of which are guaranteed by the U.S. government or its agencies and, therefore, is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because Bancorporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Bancorporation has not recognized any other-than-temporary impairment in connection with these investments.

C. Goodwill and Other Intangibles (Dollars in thousands)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter or nine months ended September 30, 2004. The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, and the year ended December 31, 2003 are as follows:

Balance, January 1, 2003	$4,479
First Banks acquisition	20,161
Purchase price adjustments *	683

Balance, September 30, 2003	25,323
Purchase price adjustments *	(798)

Balance, December 31, 2003	24,525
Purchase price adjustments *	24

Balance, September 30, 2004	$24,549

*	The purchase price adjustments above reflect adjustments to the purchase price subsequent to the date of the acquisition.

The following table relates to the carrying values of core deposit intangibles recorded in Bancorporation’s consolidated financial statements, all of which are being amortized:

	As of September 30, 2004	As of December 31, 2003	As of September 30, 2003
Gross carrying value	$117,767	$117,778	$117,756
Accumulated amortization	(85,129)	(78,360)	(75,953)

Balance at end of period	$32,638	$39,418	$41,803

Amortization expense on core deposit intangibles was $6,768 and $5,917 for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense on core deposit intangibles was $2,252 and $2,242 for the quarters ended September 30, 2004 and 2003, respectively. The increase in amortization expense for the nine months ended September 30, 2004 and 2003 is primarily due to an increase in core deposit intangibles related to acquisitions completed in 2003. There have been no acquisitions in 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

Bancorporation projects the following aggregate amortization expense based on existing core deposit intangibles for each of the next five years:

For the year ended December 31:

2004	$9,020
2005	7,620
2006	5,947
2007	5,186
2008	4,898

Mortgage servicing rights as of September 30, 2004, December 31, 2003 and September 30, 2003 were $6,457, $6,458, and $6,344, respectively.

For the quarter ended September 30, 2004, amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $855, consisting of $452 in impairment charges with the remainder consisting of normal amortization. For the quarter ended September 30, 2003, Bancorporation had negative amortization of $1,078 due to the recapture of $1,546 of previously recorded impairment, partially offset by normal amortization.

Amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $1,130 and $1,588 for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense was reduced for $229 of net recapture of impairment of mortgage servicing rights for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, amortization expense was increased by $255 for impairment of mortgage servicing rights. Normal amortization was $1,359 and $1,333 for the nine months ended September 30, 2004 and 2003, respectively.

D. Mergers and Acquisitions (Dollars in thousands)

There were no mergers or acquisitions completed during the nine months ended September 30, 2004. See “Subsequent Events” for pending acquisitions.

E. Employee benefits (Dollars in thousands)

The following table details the components of pension expense recognized as a component of salaries and employee benefits in Bancorporation’s Consolidated Statements of Income:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service costs	$813	$651	$2,415	$1,954
Interest costs	837	770	2,486	2,312
Expected return on plan assets	(1,024)	(907)	(3,043)	(2,722)
Amortization of prior service costs	—	21	—	62
Recognized net actuarial loss	274	234	815	703

Net pension expense	$900	$769	$2,673	$2,309

Bancorporation previously disclosed in its consolidated financial statements for the year ended December 31, 2003 that the estimated employer contributions for 2004 was $3,710. In April 2004, Bancorporation made its entire 2004 contribution of $3,528.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

F. Earnings per share (Dollars in thousands, except per share data)

Bancorporation’s basic and diluted earnings per common share were calculated as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$8,890	$10,236	$25,295	$30,496
Less: Preferred stock dividends	(40)	(40)	(121)	(122)
Plus: Preferred stock redemption excess consideration	—	—	—	21

Net income applicable to common stock	$8,850	$10,196	$25,174	$30,395

Weighted average common shares outstanding-basic and diluted	899,899	907,075	902,760	909,045
Net income per common share-basic and diluted	$9.83	$11.24	$27.89	$33.44

G. Long-term debt (Dollars in thousands)

On May 7, 2004, Bancorporation completed the sale of trust preferred securities in the aggregate amount of $50,000. The securities were issued by FCB/SC Capital Trust II, an unconsolidated statutory trust subsidiary (“Cap Trust II”) formed by Bancorporation, and were sold in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended (the “Act”). These trust preferred securities have a variable rate of interest set at 3 month LIBOR plus 2.25% which will reset quarterly. The principal assets of Cap Trust II will mature on June 15, 2034. The principal amount of these securities can be prepaid at par, subject to possible regulatory approval, in whole or part at any time on or after June 15, 2009. Additionally, Cap Trust II has issued to Bancorporation $1,547 in common securities which constitute all of Cap Trust II’s common outstanding securities.

These trust preferred securities are included in Tier I capital for regulatory capital adequacy purposes. The obligations of Bancorporation with respect to the issuance of these trust preferred securities constitute a full and unconditional guarantee by Bancorporation of Cap Trust II’s obligations with respect to the trust preferred securities.

H. Subsequent events (Dollars in thousands, except share data)

On October 18, 2004, Bancorporation announced that First Citizens Bank and Trust Company, Inc. (the “Bank”) had signed a definitive agreement to acquire People’s Community Capital Corporation (“People’s”), parent company of People’s Community Bank of South Carolina. The Bank will pay $30 per share for all of the outstanding common stock of People’s. As of September 30, 2004, People’s had total assets of $126 million, total deposits of $103 million and 1,179,237 shares of common stock outstanding.

On October 21, 2004, Bancorporation’s Board of Directors declared a $.35 dividend on common stock to shareholders of record on November 15, 2004, payable November 24, 2004.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

EXECUTIVE OVERVIEW OF THIRD QUARTER RESULTS AND CURRENT TRENDS

Third quarter earnings experienced continued pressure from net interest margin compression and a decline in mortgage refinancing activity. Net interest income continues to experience pressure caused by the current low interest rate environment. In addition, noninterest income has been hampered by a significant decline in mortgage refinancing activity. Consequently, growth in net interest income has not been sufficient to offset the decline in noninterest income and the increase in noninterest expense. Bancorporation expects that it will continue to experience margin compression if interest rates remain at their current low levels. Credit quality remained strong during the quarter.

Reference should be made to the remainder of this Management’s Discussion and Analysis and to the consolidated financial statements with respect to more detailed information about the financial condition and operating results of Bancorporation.

RESULTS OF OPERATIONS

Summary (Dollars in thousands, except share data)

Net income for the quarter and nine months ended September 30, 2004 was $8,890 and $25,295, respectively. Net income per common share (basic and diluted) was $9.83 and $27.89 for the quarter and nine months ended September 30, 2004, respectively. Net income for the quarter and nine months ended September 30, 2003 was $10,236 and $30,496, respectively. Net income per common share (basic and diluted) was $11.24 and $33.44, respectively. See calculation of earnings per share in the Notes to the Consolidated Financial Statements.

Net interest income increased by $656 or by 1.72% over the comparable quarter in 2003 and by $3,245 or by 2.93% over the comparable nine-month period in 2003 primarily due to loan growth and the acquisition of First Banks on April 1, 2003. The positive effect of loan growth was significantly offset by the decline in the yield on earning assets for both periods. See Table 2 and “Net interest income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed analysis and discussion of net interest income.

For the quarter ended September 30, 2004, noninterest income decreased by $4,073, or by 23.84% during the comparable period in 2003, while noninterest expense increased by $1,950, or by 5.63% over the comparable period in 2003. Noninterest income decreased by $3,458, or by 7.65%, while noninterest expense increased by $10,427, or by 10.37% for the comparable nine-month period. See “Noninterest income and expense” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of noninterest income and expense.

Return on average stockholders’ equity and average assets are key measures of earnings performance. Return on average stockholders’ equity for the quarters ended September 30, 2004 and September 30, 2003 was 10.00% and 12.49%, respectively. Return on average stockholders’ equity for the nine months ended September 30, 2004 and September 30, 2003 was 9.65% and 12.84%, respectively. Return on average assets decreased from 0.97% for the quarter ended September 30, 2003 to 0.79% for the quarter ended September 30, 2004. Return on average assets decreased from 1.01% for the nine months ended September 30, 2003 to 0.76% for the nine months ended September 30, 2004. The declines in return on average assets and in return on average stockholders’ equity for both periods were primarily due to net interest margin compression and a decline in mortgage income. See “Noninterest income and expense” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of noninterest income and expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Table 1 provides summary information on selected ratios and average and year-to-date balances.

Table 1: Selected Summary Information (Dollars in thousands, except per share data)

	As of and for the Quarter Ended September 30,		As of and for the Nine Months Ended September 30,
	2004	2003	2004	2003
Selected ratios:
Return on average assets	0.79%	0.97%	0.76%	1.01%
Return on average stockholders’ equity	10.00%	12.49%	9.65%	12.84%
Net interest income to average interest-earning assets (tax equivalent)	3.78%	3.98%	3.77%	4.01%
Average loans to average deposits	81.02%	77.71%	79.47%	75.06%
Allowance for loan losses to total loans	1.69%	1.77%	1.69%	1.77%
Average stockholders’ equity to average total assets	7.90%	7.80%	7.89%	7.85%
Average common stockholders’ equity to average total assets	7.83%	7.73%	7.82%	7.77%

Dividends per common share	$0.35	$0.35	$1.05	$0.85
Total risk-based capital ratio	13.96%	11.91%	13.96%	11.91%
Tier I risk-based capital ratio	12.22%	10.06%	12.22%	10.06%
Tier I leverage ratio	8.69%	7.18%	8.69%	7.18%

Selected average balances:
Total assets	$4,473,202	$4,167,713	$4,438,467	$4,048,158
Interest-earning assets	4,096,434	3,821,412	4,060,796	3,715,693
Investment securities	897,088	916,595	907,870	925,213
Loans	3,071,607	2,783,423	3,013,341	2,614,499
Deposits	3,791,227	3,582,033	3,791,867	3,483,036
Noninterest-bearing deposits	712,241	655,881	688,000	621,948
Interest-bearing deposits	3,078,986	2,926,152	3,103,867	2,861,088
Interest-bearing liabilities	3,382,019	3,160,403	3,374,552	3,080,997
Stockholders’ equity	353,555	325,128	349,995	317,638

Selected period end balances:
Total assets			$4,478,206	$4,220,574
Interest-earning assets			4,101,964	3,862,089
Investment securities			900,754	924,311
Loans			3,081,307	2,849,806
Deposits			3,787,002	3,650,293
Noninterest-bearing deposits			729,289	676,486
Interest-bearing deposits			3,057,713	2,973,807
Interest-bearing liabilities			3,368,208	3,194,207
Stockholders’ equity			356,138	329,532

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net interest income (Dollars in thousands)

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyze net interest income on a tax equivalent basis for the quarters and nine months ended September 30, 2004 and 2003.

Table 2: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance (Dollars in thousands)

As of and for the Quarter Ended September 30,

	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2004	2003	2004	2003	2004	2003	Yield/ Rate	Volume
Interest-earning assets:
Loans (3)	$3,071,607	$2,783,423	$45,207	$43,649	5.86%	6.22%	$(2,664)	$4,222	$1,558
Investment securities:
Taxable	888,136	904,668	5,151	5,805	2.31	2.55	(559)	(95)	(654)
Non-taxable	8,952	11,927	140	210	6.26	7.04	(23)	(47)	(70)
Federal funds sold	127,739	121,394	442	299	1.38	0.98	121	22	143

Total interest-earning assets	4,096,434	3,821,412	50,940	49,963	4.95	5.19	(3,125)	4,102	977

Noninterest-earning assets:
Cash and due from banks	150,416	143,127
Premises and equipment	150,864	125,908
Other, less allowance for loan losses	75,488	77,266

Total noninterest-earning assets	376,768	346,301

Total assets	$4,473,202	$4,167,713

Interest-bearing liabilities:
Deposits	$3,078,986	$2,926,152	$9,451	$9,865	1.22%	1.34%	$(880)	$466	$(414)
Securities sold under agreements to repurchase	180,618	161,894	611	338	1.35	0.83	210	63	273
Long-term debt	122,415	72,357	1,955	1,460	6.39	8.07	(305)	800	495

Total interest-bearing liabilities	3,382,019	3,160,403	12,017	11,663	1.41	1.47	(975)	1,329	354

Noninterest-bearing liabilities:
Demand deposits	712,241	655,881
Other liabilities	25,387	26,301

Total noninterest-bearing liabilities	737,628	682,182

Total liabilities	4,119,647	3,842,585

Stockholders’ equity	353,555	325,128

Total liabilities and stockholders’ equity	$4,473,202	$4,167,713

Net interest spread					3.54%	3.72%

Net interest income:			$38,923	$38,300			$(2,150)	$2,773	$623

to average assets					3.46%	3.65%

to average interest-earning assets					3.78%	3.98%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $212 and $245 for the quarters ended September 30, 2004 and 2003, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Table 3: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance (Dollars in thousands)

As of and for the Nine Months Ended September 30,

	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2004	2003	2004	2003	2004	2003	Yield/ Rate	Volume
Interest-earning assets:
Loans (3)	$3,013,341	$2,614,499	$132,043	$127,528	5.85%	6.52%	$(12,984)	$17,499	$4,515
Investment securities:
Taxable	898,143	912,744	15,245	19,472	2.27	2.85	(3,978)	(249)	(4,227)
Non-taxable	9,727	12,469	469	633	6.43	6.77	(32)	(132)	(164)
Federal funds sold	139,585	175,981	1,139	1,510	1.09	1.15	(73)	(298)	(371)

Total interest-earning assets	4,060,796	3,715,693	148,896	149,143	4.90	5.37	(17,067)	16,820	(247)

Noninterest-earning assets:
Cash and due from banks	155,686	142,228
Premises and equipment	144,921	118,534
Other, less allowance for loan losses	77,064	71,703

Total noninterest-earning assets	377,671	332,465

Total assets	$4,438,467	$4,048,158

Interest-bearing liabilities:
Deposits	$3,103,867	$2,861,088	$27,890	$32,703	1.20%	1.53%	$(6,998)	$2,185	$(4,813)
Securities sold under agreements to repurchase	171,484	153,890	1,291	1,070	1.01	0.93	88	133	221
Long-term debt	99,201	66,019	5,214	3,992	7.01	8.06	(523)	1,745	1,222

Total interest-bearing liabilities	3,374,552	3,080,997	34,395	37,765	1.36	1.64	(7,433)	4,063	(3,370)

Noninterest-bearing liabilities:
Demand deposits	688,000	621,948
Other liabilities	25,920	27,575

Total noninterest-bearing liabilities	713,920	649,523

Total liabilities	4,088,472	3,730,520

Stockholders’ equity	349,995	317,638

Total liabilities and stockholders’ equity	$4,438,467	$4,048,158

Net interest spread					3.54%	3.73%

Net interest income:			$114,501	$111,378			$(9,634)	$12,757	$3,123

to average assets					3.45%	3.68%

to average interest-earning assets					3.77%	4.01%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $641 and $763 for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net interest income (continued)

Current quarter compared to prior year quarter

Net interest income on a tax equivalent basis increased $623 or by 1.63% for the quarter ended September 30, 2004, over the comparable quarter in 2003. The increase in net interest income was due to a 7.20% increase in average earning assets, which was partially offset by a decline in the yield on interest-earning assets.

Net interest income to average interest-earning assets decreased from 3.98% for the quarter ended September 30, 2003 to 3.78% for the quarter ended September 30, 2004. This was primarily attributable to a decrease in the net interest spread from 3.72% for the quarter ended September 30, 2003 to 3.54% for the quarter ended September 30, 2004. The decrease in the net interest spread was due to the decrease in the ratio of interest income to interest-earning assets exceeding the decrease in the ratio of interest expense to interest-bearing liabilities. The yield on interest-earning assets decreased from 5.19% for the quarter ended September 30, 2003 to 4.95% for the quarter ended September 30, 2004, or by 24 basis points, while the cost of interest-bearing liabilities decreased from 1.47% to 1.41%, or by 6 basis points. The decrease in the yield on interest-earning assets was primarily due to decreases in the yields on loans (from 6.22% for the quarter ended September 30, 2003 to 5.86% for the quarter ended September 30, 2004) and investment securities (from 2.60% for the quarter ended September 30, 2003 to 2.35% for the quarter ended September 30, 2004). The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the rates paid on interest-bearing deposits (from 1.34% for the quarter ended September 30, 2003 to 1.22% for the quarter ended September 30, 2004). The decrease in the cost of interest-bearing liabilities was partially offset by an increase in the rate paid on securities sold under agreements to repurchase (repos) and an increase in the proportion of interest-bearing liabilities represented by long-term debt. Rates paid on repos have increased due to an increase in rates on the short end of the yield curve (rates on repos are tied to the three-year treasury). Decreases in yields on interest-earning assets have occurred as rates have declined significantly on new loans and investment securities added to replace loans that had refinanced or paid off and investment securities that matured, were called or sold. Decreases in rates paid on interest-bearing deposits are primarily due to lower rates paid on new and matured time deposits.

Current year-to-date period compared to prior year-to-date period

Net interest income on a tax equivalent basis increased $3,123 or by 2.80% for the nine months ended September 30, 2004, over the comparable period in 2003. The increase in net interest income was due to 9.29% average earning asset growth, which was partially offset by a decline in net interest income to average interest-earning assets.

Net interest income to average interest-earning assets decreased from 4.01% for the nine months ended September 30, 2003 to 3.77% for the nine months ended September 30, 2004. This was primarily attributable to a decrease in the net interest spread from 3.73% for the nine months ended September 30, 2003 to 3.54% for the nine months ended September 30, 2004. The decrease in the net interest spread was due to the decrease in the yield on interest-earning assets exceeding the decrease in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 5.37% for the nine months ended September 30, 2003 to 4.90% for the nine months ended September 30, 2004, or by 47 basis points, while the cost of interest-bearing liabilities decreased from 1.64% to 1.36%, or by 28 basis points. The decrease in the yield on interest-earning assets was primarily due to decreases in the yields on loans (from 6.52% for the nine months ended September 30, 2003 to 5.85% for the nine months ended September 30, 2004) and investment securities (from 2.91% for the nine months ended September 30, 2003 to 2.31% for the nine months ended September 30, 2004). The decrease in the cost of interest-bearing liabilities was primarily due to a decrease in the rates paid on interest-bearing deposits (from 1.53% for the nine months ended September 30, 2003 to 1.20% for the nine months ended September 30, 2004). Decreases in yields on interest-earning assets have occurred as rates have declined significantly on new loans and investment securities added to replace loans that had refinanced or paid off and investment securities that matured, were called or sold. Decreases in rates paid on interest-bearing deposits are primarily due to lower rates paid on new and matured time deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Noninterest income and expense (Dollars in thousands)

Current quarter compared to prior year quarter

Noninterest income decreased by $4,073 or by 23.84% for the quarter ended September 30, 2004, compared to the same period in 2003. The most significant component of the decline in noninterest income was mortgage income. Mortgage income declined by $3,338 or by 82.99% primarily due to impairment on mortgage servicing rights as a result of decreased interest rates since the second quarter 2004 and a decline in gain on sale of loans. The decrease in mortgage income included a $1,941 decrease in servicing income and a $1,397 decrease in the gain on sale of mortgage loans held for sale. Mortgage servicing income declined primarily due to a $452 impairment charge for the quarter ended September 30, 2004, compared to a $1,546 recapture of impairment recorded during the quarter ended September 30, 2003. The decline in the gain on sale of mortgage loans held for sale was primarily due to a decline in the volume of mortgage loans originated and sold into the secondary market during the quarter. Originations of mortgage loans held for sale declined by $107,588, or by 68.65% for the comparable quarter of 2003. Other noninterest income declined due to a $644 loss on the sale of other real estate owned during the quarter.

Noninterest expense increased by $1,950 or by 5.63% for the quarter ended September 30, 2004 over the comparable period in 2003 due to increases in salaries and employee benefits, and in other operating expenses as a result of the on-going growth of the franchise. Salaries and employee benefits increased by $644, or by 3.67%, during the quarter primarily due to a decline in deferred salary expense (resulting from a decline in new loans originated during the period) and an increase in employee benefit costs. These factors were partially offset by a decline in incentive expense during the quarter. The remainder of noninterest expense increased primarily due to increases in occupancy (primarily depreciation expense discussed in “Premises and equipment” in Financial Condition below), furniture and fixtures, and data processing expenses. These costs increased primarily due to expansion through acquisitions and construction of new branch offices and an increase in the number of accounts processed by third parties.

Current year-to-date period compared to prior year-to-date period

Noninterest income decreased by $3,458 or by 7.65% for the nine months ended September 30, 2004, compared to the same period in 2003 primarily due to a decrease in mortgage income. Mortgage income decreased by $3,612 or by 52.43% primarily due to a decline in mortgage refinancing activity during the first nine months of 2004. The decrease in mortgage income included a $4,071 decrease in the gain on sale of mortgage loans held for sale. Mortgage servicing income was reduced by amortization expense on mortgage servicing rights of $1,130 and $1,588 for the nine months ended September 30, 2004 and 2003, respectively. The decline in the gain on sale of mortgage loans held for sale was primarily due to a decline in the volume of mortgage loans originated and sold into the secondary market during the nine months ended September 30, 2004. Originations of mortgage loans held for sale declined by $262,341, or by 62.75% during the nine months ended September 30, 2004.

Noninterest expense increased by $10,427 or by 10.37% for the nine months ended September 30, 2004 over the comparable period in 2003 primarily due to increases in salaries and employee benefits, costs associated with the introduction of First Citizens’ new brand, amortization expense related to core deposit intangibles, and in other operating expenses as a result of the on-going growth of the franchise. Salaries and employee benefits increased by $2,969, or by 5.71%, during the nine months primarily due to an increase in salaries and wages (primarily the result of merit increases) and a decline in deferred salary expense (resulting from a decline in new loans originated), partially offset by a decline in incentive expense and health insurance claims. During the nine months ended September 30, 2004, expense of $2,289 was incurred relating to the introduction of First Citizens’ new brand. The majority of these costs related to promotion of the new brand and the write-off of existing signage. These costs are included in the “Other” category under noninterest expense in the Consolidated Statements of Income. Amortization expense related to core deposit intangibles increased by $851, or 14.38% during the nine months ended September 30, 2004 primarily due to acquisitions consummated in 2003. The remainder of the increase in noninterest expense was primarily due to increases in occupancy (primarily depreciation expense discussed in “Premises and equipment” in Financial Condition below), furniture and fixtures and data processing expenses. These costs increased primarily due to expansion through acquisitions and construction of new branch offices and an increase in the number of accounts processed by third parties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income taxes (Dollars in thousands)

Total income tax expense decreased by $934 or 16.09% for the quarter ended September 30, 2004 compared to the same period in 2003. Total income tax expense decreased by $3,145 or 18.49% for the nine months ended September 30, 2004 compared to the same period in 2003. The effective tax rate was 35.40% and 36.19% for the quarters ended September 30, 2004 and September 30, 2003, respectively. The effective tax rate was 35.40% and 35.80% for the nine months ended September 30, 2004 and September 30, 2003, respectively.

FINANCIAL CONDITION

Investment securities (Dollars in thousands)

As of September 30, 2004, the investment portfolio totaled $900,754 compared to $922,229 at December 31, 2003 (a decrease of 2.33%) and $924,311 at September 30, 2003 (a decrease of 2.55%). The decline in the investment portfolio since December 31, 2003 was primarily due to reinvesting a portion of investments in other interest-earning assets, primarily loans. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 91.99%, 92.16% and 92.58% U.S. government and agency securities as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively. The remainder of the investment portfolio consisted of municipal bonds and equity securities.

Loans (Dollars in thousands)

As of September 30, 2004, loans totaled $3,081,307, compared to $2,939,989 at December 31, 2003 (an annualized increase of 6.41%) and $2,849,806 at September 30, 2003 (an increase of 8.12%), respectively. Most of the growth in loans was experienced in the commercial and home equity loan portfolios. The composition of the loan portfolio has not shifted significantly since September 30, 2003 or December 31, 2003.

Allowance for loan losses and asset quality (Dollars in thousands)

Bancorporation’s allowance for loan losses represented 1.69% of gross loans at September 30, 2004, compared to 1.71% at June 30, 2004, 1.74% at December 31, 2003 and 1.77% at September 30, 2003. The decline in the allowance percentage is the result of continued improvement in credit quality trends. Provision for loan losses of $1,349 was charged to operations for the quarter ended September 30, 2004 compared to $4,436 for the quarter ended September 30, 2003, a decrease of 69.59%. Provision for loan losses of $5,505 was charged to operations for the nine months ended September 30, 2004 compared to $7,799 for the nine months ended September 30, 2003, a decrease of 29.41%. The decline in provision recognized during the quarter and nine months ended September 30, 2004 was due to continued improvement in trends in charge offs, nonperforming loans and classified loans.

Bancorporation believes that its allowance for loan losses is adequate to cover losses inherent in its portfolio at September 30, 2004. Management believes that the provision taken during the quarter ended September 30, 2004 was appropriate to provide an allowance for loan losses which considers the past experience and current trend of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions affecting Bancorporation’s market areas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

An analysis of activity in the allowance for loan losses as of September 30, 2004 and 2003 is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

	As of and for the Quarter Ended September 30,		As of and for the Nine Months Ended September 30,
	2004	2003	2004	2003
Allowance for loan losses:
Balance at beginning of period	$52,188	$48,120	$51,268	$43,305
Addition related to acquisitions	—	—	—	3,776
Provision for loan losses	1,349	4,436	5,505	7,799

Charge-offs	(2,118)	(2,532)	(6,296)	(5,789)
Recoveries	573	443	1,515	1,376

Net charge-offs	(1,545)	(2,089)	(4,781)	(4,413)

Balance at end of period	$51,992	$50,467	$51,992	$50,467

Nonperforming assets:
Nonperforming loans	$5,641	$6,542	$5,641	$6,542
Foreclosed real estate	2,268	3,022	2,268	3,022

Total nonperforming assets	$7,909	$9,564	$7,909	$9,564

Asset quality ratios:
Nonperforming loans to total loans	.18%	.23%	.18%	.23%
Nonperforming assets to total assets	.18%	.23%	.18%	.23%
Annualized net charge-offs to average loans	.20%	.30%	.21%	.23%
Annualized net charge-offs to total loans	.20%	.29%	.21%	.21%
Allowance for loan losses to annualized net charge-offs	8.41x	6.04x	8.16x	8.58x
Allowance for loan losses to nonperforming loans	9.22x	7.71x	9.22x	7.71x

Premises and equipment (Dollars in thousands)

As of September 30, 2004, premises and equipment totaled $151,724, compared to $134,756 at December 31, 2003 (an increase of 12.59%) and $127,503 at September 30, 2003 (an increase of 19.00%). The increase from September 30, 2003 to September 30, 2004 was primarily due to construction of six new branch offices. Provisions for depreciation included in noninterest expense were $3,210 and $2,500 for the quarters ended September 30, 2004 and 2003, respectively. Provisions for depreciation included in noninterest expense were $8,982 and $7,069 for the nine months ended September 30, 2004 and 2003, respectively.

On April 22, 2004, Bancorporation’s Board of Directors approved the construction of a new headquarters building for First Citizens Bank and Trust Company, Inc. (“First Citizens”). As of September 30, 2004, construction in process related to the new headquarters building was $1,489.

Liquidity (Dollars in thousands)

Bancorporation continues to have the liquidity necessary to meet cash flow requirements. Bancorporation’s primary source of funds is its deposit base. As of September 30, 2004, deposits totaled $3,787,002, compared to $3,714,577 at December 31, 2003 (an annualized increase of 2.60%) and $3,650,293 at September 30, 2003 (an increase of 3.75%). Most of the growth in deposits was experienced in NOW accounts and money market demand accounts. Average deposits were $3,791,867 and $3,483,036 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. As of September 30, 2004, short-term borrowings totaled $185,134, compared to $148,864 at December 31, 2003 (an increase of 24.36%) and $148,043 at September 30, 2003 (an increase of 25.05%), respectively. Average short-term borrowings were $185,134 and $153,890 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Loan growth was primarily funded through core deposits and short-term borrowed funds in the form of repurchase agreements with customers.

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

The following table details Bancorporation’s capital ratios at September 30, 2004 and 2003.

	As of September 30,
	2004	2003
Risk-based capital ratios:
Total capital	13.96%	11.91%
Tier I capital	12.22%	10.06%
Tier I leverage ratio	8.69%	7.18%

Repurchases of equity securities (Dollars in thousands, except average price per share data)

The following table contains information regarding repurchases by Bancorporation of shares of its outstanding voting common stock during the quarter ended September 30, 2004.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under the Plans
July 1 through July 31, 2004	1,004	520.00	N/A	N/A
August 1 through August 31, 2004	1,963	513.38	N/A	N/A
September 1 through September 30, 2004	70	507.00	N/A	N/A

Total	3,037	515.42

(1)	All purchases were made pursuant to general authority that is given each year by Bancorporation’s Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority, Bancorporation is authorized to repurchase shares of its capital stock from time to time in unsolicited private and/or open market transactions. Purchases are subject to various conditions, including price and volume limitations (including, in the case of purchases of Bancorporation’s voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. Under that authority during the nine months ended September 30, 2004 and September 30, 2003, Bancorporation repurchased an aggregate of 6,567 and 5,348 shares of its voting common stock for an aggregate price of $3,413 and $2,146, respectively.

With respect to other classes of Bancorporation’s capital stock, there were no repurchases during the quarters ended September 30, 2004 and 2003.

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
Dated: November 9, 2004
	By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)