Form 10-K
period 2004-12-31
FIRST CITIZENS BANCORPORATION INC
filed 2005-03-15
CIK 708848

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Registrant’s Voting and Non-Voting Common Stock held by non-affiliates computed by reference to the price at which the Voting and Non-Voting Common Stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $250,301,090. (There is no market or any quoted prices for Registrant’s Non-Voting Common Stock, and the aggregate market value of those shares has been calculated based on their estimated value on the last business day of the Registrant’s most recently completed second fiscal quarter.)

As of February 28, 2005, there were 862,505 outstanding shares of the Registrant’s Voting Common Stock, $5.00 par value per share, and 36,409 outstanding shares of its Non-Voting Common Stock, $5.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004, are incorporated by reference into Part II.

(2) Portions of the Registrant’s definitive Proxy Statement, for the Annual Meeting of Shareholders to be held April 21, 2005, are incorporated by reference into Part III.

PART I.

Item 1.	BUSINESS

General.    First Citizens Bancorporation, Inc. (“Bancorporation” or “Registrant”) was incorporated under the laws of South Carolina during 1982. It owns all of the outstanding stock of its two banking subsidiaries, First Citizens Bank and Trust Company, Inc. (“First Citizens”) and The Exchange Bank of South Carolina, Inc. (“Exchange”). In November 2004, Citizens Bank, a banking subsidiary of Bancorporation, was merged into First Citizens. Citizens Bank was organized in 1902 and was acquired by Bancorporation during 2002. First Citizens and Exchange are sometimes referred to collectively in this report as the “Banks”. Wateree Life Insurance Company (“Wateree”), a wholly-owned subsidiary of Wateree Enterprises, Inc., is incorporated as a stock life insurance company domiciled in the State of South Carolina. Wateree Enterprises, Inc. is a wholly-owned subsidiary of First Citizens. Wateree writes credit life insurance through its affiliation with the Banks.

First Citizens was formed in 1969 as the resulting bank from the merger of Citizens Bank (which was organized during 1936 as Anderson Brothers Bank) and The Commercial Bank and Trust Company (which was organized during 1913 as Homestead Bank). First Banks, Inc., a two-bank holding company headquartered in Carnesville, Georgia, which was the parent company of First Bank and Trust and The Bank of Toccoa, was acquired by First Citizens on April 1, 2003. The purpose of this acquisition was to expand First Citizens’ banking presence in Georgia. At December 31, 2004, First Citizens operated 150 banking offices in 103 communities located throughout South Carolina and seven banking offices in six communities in Georgia.

Exchange was organized in 1932 as The Exchange Bank of Kingstree and was acquired by Bancorporation during 1999. It provides banking services through four offices located in Williamsburg and Georgetown counties in South Carolina.

Bancorporation also is the parent company of FCB/SC Capital Trust I (“Cap Trust I”), a Delaware business trust that was organized during 1998 for the sole purpose of issuing and selling $50,000,000 aggregate liquidation amount of 8.25% capital securities. The net proceeds from such sale, together with the proceeds from Cap Trust I’s issuance of its common securities to Bancorporation, were invested in a like aggregate face amount of Bancorporation’s 8.25% junior deferrable interest subordinated debentures which mature on March 15, 2028. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after March 15, 2008. Bancorporation has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which Cap Trust I exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by Bancorporation of Cap Trust I’s payment of distributions and other payments on the capital securities. As a result of the application of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), as of December 31, 2004 and 2003, Bancorporation does not consolidate Cap Trust I within its consolidated financial statements

Bancorporation also is the parent company of FCB/SC Capital Trust II (“Cap Trust II”), a Delaware business trust that was organized May 7, 2004 for the sole purpose of issuing and selling $50,000,000 aggregate liquidation amount of floating rate capital securities based on 3 month London Interbank Offered Rate (“LIBOR”) plus 2.25%, which resets quarterly. The net proceeds from such sale, together with the proceeds from Cap Trust II’s issuance of its common securities to Bancorporation, were invested in a like aggregate face amount of Bancorporation’s floating rate junior deferrable interest subordinated debentures which mature on June 15, 2034. The capital securities and the junior subordinated debentures are subject to optional redemption at any time on or after June 15, 2009. Bancorporation has entered into a guaranty agreement which, when taken together with its obligations under the trust agreement under which Cap Trust II exists, the junior subordinated debentures, and the indenture under which the debentures were issued, provides a full and unconditional guarantee on a subordinated basis by Bancorporation of Cap Trust II’s payment of distributions and other payments on the capital securities. As a result of the application of FIN 46, as of December 31, 2004, Bancorporation does not consolidate Cap Trust II within its consolidated financial statements. Additional information regarding FIN 46 is contained in Note 1 (under the caption “Changes in Accounting Principles and Effects of New Accounting Pronouncements” to Bancorporation’s consolidated financial statements, which are incorporated into Item 8 of this report by reference.

Bancorporation’s executive offices are located at 1225 Lady Street, Columbia, South Carolina 29201, and its telephone number is (803) 733-3456.

Bancorporation’s principal assets are its investments in its two banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from its banking subsidiaries and dividend and interest income on its investment securities portfolio.

Recent developments.    During 2005, Bancorporation will continue its project to build a new headquarters building in Columbia, South Carolina. The nine-story tower will have 170,000 square feet of office space. The projected completion date is during the first quarter of 2006. The projected cost of the building is $56,969,687 of which $7,075,381 has been incurred as of December 31, 2004. The Cap Trust II securities discussed above is the primary source of funds for the new headquarters building.

On October 18, 2004, Bancorporation announced that First Citizens had signed a definitive agreement to acquire People’s Community Capital Corporation (“People’s”), parent company of People’s Community Bank of South Carolina, and expects the merger to be completed during the second quarter of 2005. First Citizens will pay $30 per share for all of the outstanding common stock of People’s. As of December 31, 2004, People’s had total assets of $128,542,255 and 1,179,237 shares of common stock outstanding.

On March 7, 2005, Bancorporation announced that First Citizens had signed a definitive agreement to acquire Summit Financial Corporation (“SFC”), parent company of Summit National Bank. First Citizens will pay $22 per share for all of the outstanding common stock of SFC. The merger is subject to approval of the shareholders of SFC, receipt of required regulatory approvals, and other customary closing conditions. It is also subject to Bancorporation’s obtaining financing on prescribed terms. The merger is expected to be completed during the second or third quarter of 2005. As of December 31, 2004, SFC had total assets of $320,938 and 4,515,553 shares of common stock outstanding.

Services.    The Banks provide a full range of banking and financial services to individuals, small- and medium-sized businesses and governmental units located in their banking markets, including regular and interest-bearing checking accounts; money market, savings and time deposit accounts; personal and business loans; trust services, and a variety of other services incidental to commercial banking. Wateree issues credit life insurance to the Banks’ customers. Wateree Agency, Inc., another subsidiary of Wateree Enterprises, Inc., acts as agent for the sale of other types of insurance to the Banks’ customers.

Employees.    Bancorporation has no employees. At December 31, 2004, the Banks employed a full-time staff of 1,395 and a part-time staff of 221 for a total of 1,616 employees.

Supervision and Regulation.    The business and operations of Bancorporation and the Banks are subject to extensive federal and state governmental regulation and supervision.

Bancorporation is a financial holding company registered with the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, a financial holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities, which the FRB determines to be closely related, and a proper incident to banking or managing or controlling banks.

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

Among its other provisions, the GLB Act also contains extensive customer privacy protection provisions, which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons. Under these provisions, a bank must provide to its customers, at the inception of the customer relationship and annually thereafter, the bank’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The GLB Act provides that, except for certain limited exceptions, a bank may not provide such personal information to unaffiliated third parties unless the bank discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. A bank may not disclose to a non-affiliated third party, other than to a consumer-reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLB Act permits states to adopt customer privacy protections that are stricter than those contained in the Act, and it makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

As noted above, Bancorporation has chosen to become a “financial holding company,” but to date it has not engaged in any new activity authorized as a result of the GLB Act. In order to maintain its status as a financial holding company, Bancorporation and all of its affiliated depository institutions must remain well-capitalized and well-managed, and have at least a satisfactory Community Reinvestment Act rating. The GLB Act has expanded opportunities for Bancorporation and the Banks to provide other services and obtain other revenues in the future; but at present, it has not had a significant effect on their operations as presently conducted. However, this expanded authority also may present each of them with new challenges as their larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

Payment of Dividends.    Under South Carolina law, Bancorporation is authorized to pay dividends such as are declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, Bancorporation is a legal entity separate and distinct from the Banks, and its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from the Banks and dividend and interest income on its investment securities portfolio. Therefore, Bancorporation’s ability to pay dividends effectively is subject to the same limitations that apply to the Banks in general and to First Citizens in particular since it is Bancorporation’s largest banking subsidiary.

The payment of dividends by the Banks to Bancorporation is subject to certain legal and regulatory limitations. In the case of First Citizens and Exchange, the payment of dividends are authorized up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last examination conducted by its state or federal regulatory authority. Otherwise, specific approval is required from the South Carolina Board of Financial Institutions.

Under federal law, and as insured banks, each of the Banks is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (the “FDIA”). Additionally, if in the opinion of the FDIC an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements, which provide that insured banks generally should only pay dividends out of current operating earnings, and under the FDIA, no dividend may be paid by a FDIC-insured bank while it is in default on any assessment due the FDIC. The payment of dividends by each of the Banks also may be affected or limited by other factors, such as requirements that their regulators have authority to impose on them to maintain their capital above regulatory guidelines.

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

The following table lists Bancorporation’s and the Bank’s capital ratios at December 31, 2004:

	Bancorporation	First Citizens	Exchange
Risk-based capital ratios:
Tier 1 capital ratio	12.44%	9.98%	25.77%
Total risk-based capital ratio	14.18	11.73	27.03
Tier 1 leverage ratio	8.88	7.21	16.73

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

A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the FDIC has authority with respect to any “undercapitalized” bank to take any of the actions it is required to or may take with respect to a “significantly undercapitalized” bank if it determines that those actions are necessary to carry out the purpose of the law. On December 31, 2004, Bancorporation and each of the Banks had capital sufficient to qualify as “well capitalized.”

Reserve Requirements.    Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $7.0 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $7.0 million and $47.6 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $47.6 million. Those percentages are subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Banks’ interest-earning assets. As of December 31, 2004, Bancorporation met its reserve requirements of $63,161,000 with $53,063,000 in vault cash and $10,098,000 held in deposits at the Federal Reserve Bank.

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

Federal law also places restrictions on the Banks ability to extend credit to their or Bancorporation’s executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, which require various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

Community Reinvestment.    Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal bank regulatory agencies, in connection with their examination of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those banks. All insured banks are required to make public disclosure of their CRA performance ratings. Each of the Banks received at least a “satisfactory” rating in its most recent CRA examination.

Sarbanes-Oxley Act of 2002.    On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “SOX Act”) was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The SOX Act applies to all public companies and imposed significant new requirements for public company governance and disclosure requirements. Some of the provisions of the SOX Act became effective immediately while others are still in the process of being implemented.

In general, the SOX Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new Securities and Exchange Commission (“SEC”) enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The SOX Act went further to require that the various securities exchanges, including The NASDAQ Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Bancorporation’s common stock is not “listed,” but it is subject to many of the provisions of the SOX Act that apply to all public companies without regard to the listing of their securities.

The economic and operational effects of this new legislation on public companies, including Bancorporation, have been and will continue to be significant in terms of the time, resources and costs associated with complying with the new law. Because the SOX Act, for the most part, applies equally to larger and smaller public companies, Bancorporation will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Statistical Data.    Certain statistical disclosures for bank holding companies required by Securities and Exchange Commission Industry Guide 3 are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 32 of Bancorporation’s 2004 Annual Report to Shareholders which is incorporated herein by reference in Item 7 of this Report.

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

Available Information.    Bancorporation does not have its own separate Internet website. Access is provided through First Citizens’ Internet website (www.firstcitizensonline.com) to provide a means by which the public may obtain copies of Bancorporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. As an alternative, the Commission maintains an Internet site that contains reports and other information that Bancorporation files electronically with the Commission. The address of the Commission’s website is www.sec.gov.

Item 1A.	EXECUTIVE OFFICERS

The following table lists persons who are considered to be executive officers of Bancorporation or of First Citizens.

Name and age	Position and previous business experience
Jim B. Apple 52	Bancorporation’s Chairman (since 2002), President (since 1994), and Chief Executive Officer (since 1998), and First Citizens’ Chairman (since 2002) and Chief Executive Officer (since 1998); previously served as First Citizens’ President (1994-2002)

Frank B. Holding 76	Bancorporation’s and First Citizens’ Vice Chairman and Chairman of the Executive Committee of the Board

Peter M. Bristow 39	Bancorporation’s Executive Vice President and Chief Operating Officer (since 2002); First Citizens’ President and Chief Operating Officer (since 2002); previously served as First Citizens’ Executive Vice President and Chief Operating Officer (1999-2001) and Senior Vice President (1997-1999)

David G. Barnett 45	First Citizens’ Executive Vice President (since 1999) and Retail Division Executive (since 1998); previously served as Senior Vice President (1996-1999)

Sharon W. Bryant 43	First Citizens’ Executive Vice President (since 2002), Division Executive (since 2001), and Trust and Investor Services Director (since 2000); previously served as Senior Vice President (1999-2002) and Human Resources Director (1999-2000); prior to her employment with First Citizens, served as Senior Vice President and Midland Area Executive for First Union National Bank

Charles D. Cook 61	Bancorporation’s and First Citizens’ Corporate Secretary (since 2002); First Citizens’ Executive Vice President (since 2002); previously served as First Citizens’ Senior Vice President and Commercial Lending Director

Craig L. Nix 33	Bancorporation’s Executive Vice President, Chief Financial Officer (since 2001) and Treasurer; First Citizens’ Executive Vice President and Chief Financial Officer (since 2004); previously served as First Citizens’ Executive Vice President and Controller (2001-2004); and Bancorporation’s and First Citizens’ Senior Vice President (1999-2001); prior to his employment with First Citizens, served as Audit Manager (1998-1999) and Senior Auditor (1993-1997) for PricewaterhouseCoopers LLP, and Audit Director of Financial Services (1997-1998) for Resource Bancshares Mortgage Group, Inc. (mortgage banking)

Edgar L. Prosser 51	First Citizens’ Executive Vice President (since 2002) and Consumer Lending Director; previously served as Senior Vice President and Consumer Lending Director

Jay D. Weir 47	Bancorporation’s and First Citizens’ Executive Vice President and General Auditor (since 2004); Senior Vice President and General Auditor (2003-2004); Senior Vice President and Director of Internal Audit (since 2003); and Audit Services Director (since 2002); prior to his employment with First Citizens, served as Senior Vice President and Audit Director (1997-2001) and Vice President and Audit Manager (1987-1997) for Wachovia Bank

William A. Loadholdt 45	First Citizens’ Executive Vice President and Chief Information Officer (since 2001); prior to his employment with First Citizens, served as Senior Vice President and Deposit Services Manager (1999-2001), Senior Vice President and Deposit Encoding Manager (1996-1999), and Senior Vice President and Time Deposits Manager (1994-1996), for Wachovia Bank

Robert B. Frantz, Jr. 43	First Citizens’ Executive Vice President and Division Executive (since 2002); previously served as Senior Vice President and Division Executive (2001-2002) and Senior Vice President and Director of E-Banking (2000-2001); prior to his employment with First Citizens, served as Area Vice President for First-Citizens Bank & Trust Company, Raleigh, NC (1994-2000)

Toby W. Goodlett 37	First Citizens’ Executive Vice President and Georgia Division Executive (since 2003); previously served as Senior Vice President and Mortgage Director (2000-2003); prior to his employment with First Citizens, served as Vice President and Production Manager for Carolina First Mortgage Company (1996-2000)

Name and age	Position and previous business experience
Marc H. Johnson 53	First Citizens’ Executive Vice President and Commercial Lending Director (since 2002); prior to his employment with First Citizens, served as South Carolina Risk Management Executive (1992-2002) and East Region Executive (1987-1992) for Bank of America

F. Britt Borders 41	First Citizens’ Executive Vice President and Director of Wealth Management (since 2005); prior to his employment with First Citizens, served as Senior Vice President of Wealth Management for AmSouth Bank, Birmingham, Alabama (2002-2004) and Senior Vice President of Wealth Management for Bank of America (1986-2002).

Jenny V. Gould 56	First Citizens’ Executive Vice President and Retail Banking Director (since 2005); prior to her employment with First Citizens, served as Regional Vice President for RBC Centura (2002-2005) and Vice President for RBC Royal Bank (1965-2002)

Item 2.	PROPERTIES

Bancorporation owns in fee simple one piece of property having a book value of $59,324 at December 31, 2004. To the limited extent necessary, it occupies space owned by First Citizens. Bancorporation and First Citizens’ executive office is located at 1225 Lady Street in Columbia, South Carolina.

The Banks own in fee simple properties at 170 locations having a book value of $120,955,360 at December 31, 2004 which are used for their main offices, branch offices, associated parking lots for customers and employees, or housing other operational units. In addition, the Banks lease 30 properties, substantially all of which are used for branch offices and associated parking lots for customers and employees. All of these leases are for relatively long terms or include renewal options considered by management to be adequate. Rental expense paid for these properties in 2004 was approximately $736,782, which was netted against $1,608,299 in rental income on properties owned by the Banks.

The properties leased and owned are all generally considered adequate for the Banks’ purposes; however, there is a continuing program of modernization, expansion, and the occasional replacement of facilities. Maintenance and repairs are not significant items of expense in the Banks’ operations. Items of a capital nature are added to the property accounts, and, at such time as they are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and the resulting gains or losses are reflected in income.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding Bancorporation’s common equity and related stockholder matters is incorporated herein by reference to the section entitled “Market and Dividend Information Regarding Common and Preferred Stock” on page 2 of the Registrant’s 2004 Annual Report to Shareholders.

Bancorporation did not sell any equity securities during 2004, and during the fourth quarter of 2004, it did not repurchase any of its outstanding equity securities.

Item 6.	SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the section entitled “Table 1: Summary of Operations” on page 10 of the Registrant’s 2004 Annual Report to Shareholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 32 of the Registrant’s 2004 Annual Report to Shareholders.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Market Rate Risk” on page 29 of the Registrant’s 2004 Annual Report to Shareholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth on pages 36 through 66 of the Registrant’s 2004 Annual Report to Shareholders.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    Registrant’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that Registrant’s disclosure controls and procedures were effective as of the end of that period.

Management’s Annual Report on Internal Control Over Financial Reporting.    The annual report of management on Registrant’s internal control over financial reporting is incorporated herein by reference on page 33 of Registrant’s 2004 Annual Report to Shareholders.

Attestation Report of Registered Public Accounting Firm.    The attestation report of Registrant’s independent accountants regarding management’s assessment of Registrant’s internal control over financial reporting is contained in the Report of Independent Registered Public Accounting Firm and is incorporated herein by reference on page 34 of Registrant’s 2004 Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting.    There were no changes in Registrant’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.    The information regarding Registrant’s directors under the caption “PROPOSAL 1: ELECTION OF DIRECTORS” on pages 6 through 7 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference. Information regarding Registrant’s executive officers is contained in Item 1A of this report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.    The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 6 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference.

Audit Committee Financial Expert.    Information regarding the Board of Directors’ determination that its Audit Committee includes an “audit committee financial expert” which is contained under the caption “Audit Committee—Members” on page 9 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated by reference.

Code of Ethics.    Registrant’s Board of Directors has adopted a Code of Ethics that applies to its directors and to its principal executive officer and principal financial officers. A copy of the Code of Ethics will be provided, without charge, to any person upon request. Requests for copies should be directed by mail to Registrant’s Secretary, Charles D. Cook, at First Citizens Bancorporation, Inc., Post Office Box 29, Columbia, SC 29202, or by telephone to (803) 733-2036.

Procedures for Shareholder Recommendations to Nominating Committee.    Registrant’s Nominating Committee has adopted procedures to be followed by shareholders who wish to recommend candidates to the Committee for its consideration in connection with its recommendation of director nominees to the Board of Directors. A copy of those procedures is attached as an exhibit to this Report.

Item 11.	EXECUTIVE COMPENSATION

The information under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Cash Compensation”, “Pension Plan” and “Post-retirement Consulting Agreements” on pages 8, 11 and 12 through 13 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Beneficial Ownership of Securities” on pages 2 through 6 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Parties”, on pages 11 and 14 through 15 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Services and Fees During 2003 and 2004” on page 15 through 16 of Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 2005, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements:

The following consolidated financial statements of First Citizens Bancorporation, Inc. and subsidiaries included on pages 34 through 66 of Registrant’s 2004 Annual Report to Shareholders are incorporated by reference in Item 8.

Report of Independent Registered Public Accounting Firm

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

(3) The following exhibits are either attached hereto or incorporated by reference:

3.1	Amended Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s March 31, 2004 Quarterly Report on Form 10-Q).

3.3	Bylaws of the Registrant as amended (incorporated herein by reference to Exhibit 3.3 of the Registrant’s 2003 Annual Report on Form 10-K).

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

4.4	Form of Certificate evidencing Capital Securities (incorporated herein by reference to Exhibit 4.5 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.5	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.6 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.6	Amended and Restated Trust Agreement of FCB/SC Capital Trust II (incorporated herein by reference to Exhibit 4.1 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.7

Form of Guaranty Agreement between Registrant, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (incorporated herein by reference to Exhibit 4.2 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.8

Junior Subordinated Indenture between Registrant and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.9	Form of Certificate evidencing trust securities issued by FCB/SC Capital Trust II (incorporated herein by reference to Exhibit 4.4 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.10

Form of Junior Subordinated Debentures issued by Bancorporation to FCB/SC Capital Trust II (incorporated herein by reference to Exhibit 4.5 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 1998 Annual Report on Form 10-K).

10.2

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (incorporated herein by reference to Exhibit 10.2 in the Registrant’s 2003 Annual Report on Form 10-K).

10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 1998 Annual Report on Form 10-K).

10.4

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 2003 Annual Report on Form 10-K).

10.5

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 1998 Annual Report on Form 10-K).

10.6

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2003 Annual Report on Form 10-K).

10.7

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 2003 Annual Report on Form 10-K).

10.8

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (incorporated herein by reference to Exhibit 10.8 in the Registrant’s 2003 Annual Report on Form 10-K).

10.9	Deferred Compensation Plan of First Citizens Bank (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2001 Annual Report on Form 10-K).

10.10	Deferred Compensation Plan of First Citizens Bank (filed herewith).

13	Registrant’s 2004 Annual Report to Shareholders (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

24	Powers of Attorney (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

32	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

99.1	Registrant’s Procedures for Submission of Recommendations by Shareholders to the Nominating Committee (filed herewith).

99.2	Registrant’s Definitive Proxy Statement for the Annual Meeting to be held April 21, 2005 (being filed separately).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 03/15/2005	FIRST CITIZENS BANCORPORATION, INC. (Registrant)

	By:	/s/ CRAIG L. NIX
Craig L. Nix, Executive Vice President/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/S/ FRANK B. HOLDING* Frank B. Holding	Vice Chairman of the Board Chairman of the Executive Committee of the Board	03/15/2005

/S/ JIM B. APPLE Jim B. Apple	Chairman of the Board/President Chief Executive Officer	03/15/2005

/S/ PETER BRISTOW Peter Bristow	Executive Vice President Chief Operating Officer Director	03/15/2005

/S/ RICHARD W. BLACKMON* Richard W. Blackmon	Director	03/15/2005

/S/ GEORGE H. BROADRICK* George H. Broadrick	Director	03/15/2005

/S/ DR. WALTER C. COTTINGHAM* Dr. Walter C. Cottingham	Director	03/15/2005

/S/ DAVID E. DUKES* David E. Dukes	Director	03/15/2005

/S/ WILLIAM E. HANCOCK, III* William E. Hancock, III	Director	03/15/2005

/S/ ROBERT B. HAYNES* Robert B. Haynes	Director	03/15/2005

/S/ WYCLIFFE E. HAYNES* Wycliffe E. Haynes	Director	03/15/2005

/S/ LEWIS M. HENDERSON* Lewis M. Henderson	Director	03/15/2005

/S/ DAN H. JORDAN* Dan H. Jordan	Director	03/15/2005

Signatures	Title	Date

/S/ N. WELCH MORRISETTE, JR.* N. Welch Morrisette, Jr.	Director	03/15/2005

/S/ E. PERRY PALMER* E. Perry Palmer	Director	03/15/2005

/S/ WILLIAM E. SELLARS* William E. Sellars	Director	03/15/2005

/S/ HENRY F. SHERRILL* Henry F. Sherrill	Director	03/15/2005

/S/ CARMEN H. AMES* Carmen H. Ames	Director	03/15/2005

/S/ CHARLES S. MCLAURIN III* Charles S. McLaurin	Director	03/15/2005

/S/ KEVIN B. MARSH* Kevin B. Marsh	Director	03/15/2005

/S/ M. CRAIG GARNER, JR.* M. Craig Garner, Jr.	Director	03/15/2005

/S/ CRAIG L. NIX Craig L. Nix	Executive Vice President Chief Financial Officer	03/15/2005

* I, Charles D. Cook, hereby sign this Annual Report on Form 10-K on March 15, 2005, on behalf of each of the indicated persons for whom I have been appointed attorney-in-fact pursuant to Powers of Attorney filed herewith.

By:	/S/ CHARLES D. COOK
Charles D. Cook, as Attorney-In-Fact

FORM 10-K

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s March 31, 2004 Quarterly Report on Form 10-Q).

3.3	Bylaws of the Registrant as amended (filed herewith).

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

4.4	Form of Certificate evidencing Capital Securities (incorporated herein by reference to Exhibit 4.5 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.5	Form of Junior Subordinated Debenture (incorporated herein by reference to Exhibit 4.6 in the Registrant’s Registration Statement No. 333-60319 filed with the SEC on July 31, 1998).

4.6	Amended and Restated Trust Agreement of FCB/SC Capital Trust II (incorporated herein by reference to Exhibit 4.1 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.7

Form of Guaranty Agreement between Registrant, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, dated as of May 7, 2004 (incorporated herein by reference to Exhibit 4.2 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.8

Junior Subordinated Indenture between Registrant and Deutsche Bank Trust Company Americas, as Debenture Trustee, dated as of May 7, 2004 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

4.9	Form of Certificate evidencing trust securities issued by FCB/SC Capital Trust II (incorporated herein by reference to Exhibit 4.4 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q)

4.10

Form of Junior Subordinated Debentures issued by Bancorporation to FCB/SC Capital Trust II (incorporated herein by reference to Exhibit 4.5 of the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q).

10.1

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 1998 Annual Report on Form 10-K).

10.2

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Jim B. Apple (incorporated herein by reference to Exhibit 10.2 in the Registrant’s 2003 Annual Report on Form 10-K).

10.3

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 1998, Annual Report on Form 10-K).

10.4

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Charles S. McLaurin, III (incorporated herein by reference to Exhibit 10.4 in the Registrant’s 2003 Annual Report on Form 10-K).

10.5

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 1998 Annual Report on Form 10-K).

Exhibit Number	Exhibit

10.6

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated December 31, 1998, between First Citizens and Peter M. Bristow (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2003 Annual Report on Form 10-K).

10.7

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (incorporated herein by reference to Exhibit 10.7 in the Registrant’s 2003 Annual Report on Form 10-K).

10.8

Amendment to Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated June 1, 2000, between First Citizens and Craig L. Nix (incorporated herein by reference to Exhibit in the Registrant’s 2003 Annual Report on Form 10-K).

10.9	Deferred Compensation Plan of First Citizens Bank and Trust Company (incorporated herein by reference to Exhibit 10.6 in the Registrant’s 2001 Annual Report on Form 10-K).

10.10	Deferred Compensation Plan of First Citizens Bank (filed herewith).

13	Registrant’s 2004 Annual Report to Shareholders (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

24	Power of Attorney (filed herewith).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith).

32	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

99.1	Registrant’s Procedures for Submission of Recommendations by Shareholders to the Nominating Committee of (filed herewith).

99.2	Registrant’s Definitive Proxy Statement for the Annual Meeting to be held April 21, 2005 (being filed separately).