Form 10-Q
period 2005-03-31
FIRST CITIZENS BANCORPORATION INC
filed 2005-05-10
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Voting Common Stock, $5.00 Par Value	862,505 Shares
Non-Voting Common Stock, $5.00 Par Value	36,409 Shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (Dollars in thousands, except par values and share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$146,816	$162,620
Federal funds sold	229,350	111,554

Total cash and cash equivalents	376,166	274,174

Investment securities:
Held-to-maturity, at amortized cost (fair value March 31, 2005-$13,744; December 31, 2004-$14,902)	13,750	14,829
Available-for-sale, at fair value ($844,547 and $794,289 pledged as collateral as of March 31, 2005 and December 31, 2004, respectively)	943,865	889,590

Total investment securities	957,615	904,419

Loans and leases, net	3,171,126	3,124,197
Less: Allowance for loan losses	(43,690)	(43,623)

Net loans and leases	3,127,436	3,080,574

Premises and equipment, net	160,699	154,823
Interest receivable	18,226	16,460
Goodwill	24,549	24,549
Intangible assets	35,321	36,712
Other assets	46,873	41,940

Total assets	$4,746,885	$4,533,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$734,220	$713,321
Time and savings	3,282,898	3,135,052

Total deposits	4,017,118	3,848,373

Short-term borrowings and securities sold under agreements to repurchase	198,505	164,547
Long-term debt	125,361	125,361
Other liabilities	30,587	25,914

Total liabilities	4,371,571	4,164,195

Commitments and contingencies (Note I)

Stockholders’ equity:
Preferred stock	3,111	3,111
Non-voting common stock - $5.00 par value, authorized 1,000,000; issued and outstanding March 31, 2005 and December 31, 2004 - 36,409	182	182
Voting common stock - $5.00 par value, authorized 2,000,000; issued and outstanding March 31, 2005 and December 31, 2004 - 862,505	4,313	4,313
Surplus	65,081	65,081
Undivided profits	289,003	279,401
Accumulated other comprehensive income, net of deferred taxes of $7,336 at March 31, 2005 and $9,352 at December 31, 2004	13,624	17,368

Total stockholders’ equity	375,314	369,456

Total liabilities and stockholders’ equity	$4,746,885	$4,533,651

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Dollars in thousands-except per share data)

	For the Quarter Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$47,788	$43,049
Interest on investment securities:
Taxable	5,634	5,199
Non-taxable	85	118
Federal funds sold	1,449	359

Total interest income	54,956	48,725

Interest expense:
Interest on deposits	11,883	9,372
Interest on short-term borrowings	1,126	308
Interest on long-term debt	2,003	1,492

Total interest expense	15,012	11,172

Net interest income	39,944	37,553
Provision for loan losses	1,318	1,154

Net interest income after provision for loan losses	38,626	36,399

Noninterest income:
Service charges on deposits	8,249	8,687
Commissions and fees from fiduciary activities	740	768
Mortgage income	1,809	323
Bankcard discount and fees	1,567	1,470
Gain on sale of investment securities	33	282
Other	2,103	1,478

Total noninterest income	14,501	13,008

Noninterest expense:
Salaries and employee benefits	18,363	18,375
Net occupancy expense	3,308	2,994
Furniture and equipment expense	2,295	1,975
Bankcard processing fees	1,821	1,650
Data processing fees	3,381	3,119
Amortization expense	2,089	2,265
Other	6,314	6,143

Total noninterest expense	37,571	36,521

Income before income tax expense	15,556	12,886
Income tax expense	5,600	4,562

Net income	$9,956	$8,324

Net income per common share - basic	$11.03	$9.16
Weighted average common shares outstanding-basic	898,914	904,700

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands)

	Number of Common Stock Shares	Preferred Stock	Non- Voting Common Stock	Voting Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss), Net	Total Stockholders’ Equity
Balance at December 31, 2003	905,481	$3,111	$182	$4,345	$65,081	$247,647	$19,217	$339,583
Comprehensive income:
Net income						8,324		8,324
Change in net unrealized gain on investment securities available-for-sale, net of taxes of $888							1,649	1,649
Reclassification adjustment for gains on securities available-for-sale included in net income, net of taxes of $99							(183)	(183)

Total comprehensive income								9,790

Reacquired voting common stock	(1,272)			(6)		(672)		(678)
Common stock dividends ($0.35 per share)						(304)		(304)
Preferred stock dividends						(40)		(40)

Balance at March 31, 2004	904,209	3,111	182	4,339	65,081	254,955	20,683	348,351
Comprehensive income:
Net income						28,385		28,385
Change in net unrealized loss on investment securities available-for-sale, net of benefit of $1,585							(2,945)	(2,945)
Reclassification adjustment for gains on securities available-for-sale included in net income, net of taxes of $200							(370)	(370)

Total comprehensive income								25,070

Reacquired voting common stock	(5,295)			(26)		(2,709)		(2,735)
Common stock dividends ($0.35 per share)						(1,104)		(1,104)
Preferred stock dividends						(126)		(126)

Balance at December 31, 2004	898,914	3,111	182	4,313	65,081	279,401	17,368	369,456
Comprehensive income:
Net income						9,956		9,956
Change in net unrealized gain on investment securities available-for-sale, net of benefit of $2,004							(3,723)	(3,723)
Reclassification adjustment for gains on securities available-for-sale included in net income, net of expense of $12							(21)	(21)

Total comprehensive income								6,212

Reacquired voting common stock						—		—
Common stock dividends ($0.35 per share)						(314)		(314)
Preferred stock dividends						(40)		(40)

Balance at March 31, 2005	898,914	$3,111	$182	$4,313	$65,081	$289,003	$13,624	$375,314

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Dollars in thousands)

	For the Quarter Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,956	$8,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,318	1,154
Depreciation and amortization	5,283	6,161
Net accretion of discount on investment securities	722	761
Deferred income tax expense (benefit)	820	(939)
Gain on sales of premises and equipment	(669)	(7)
Increase in interest receivable	(1,766)	(652)
Decrease in interest payable	690	328
Origination of mortgage loans held-for-resale	(63,289)	(45,429)
Proceeds from sales of mortgage loans held-for-resale	58,579	39,725
Gain on sale of mortgage loans held-for-resale	(728)	(457)
Gain on sale of investment securities	(33)	(282)
(Increase) decrease in other assets	(3,707)	3,776
Increase in other liabilities	3,983	1,186

Net cash provided by operating activities	11,159	13,649

Cash flows from investing activities:
Net increase in loans and leases	(43,701)	(30,288)
Calls, maturities and prepayments of investment securities held-to-maturity	3,571	4,175
Purchases of investment securities held-to-maturity	(2,494)	(1,513)
Proceeds from maturities and calls of investment securities available-for-sale	58,897	54,434
Proceeds from sales of investment securities available-for-sale	119	72,529
Purchases of investment securities available-for-sale	(119,737)	(130,083)
Proceeds from sales of premises and equipment	1,952	13
Purchases of premises and equipment	(10,586)	(9,098)
Decrease in other real estate owned	463	497

Net cash used in investing activities	(111,516)	(39,334)

Cash flows from financing activities:
Net increase in deposits	168,745	96,195
Increase in short-term borrowings and securities sold under agreements to repurchase	33,958	4,169
Dividends paid	(354)	(344)
Acquisition of common stock	—	(678)

Net cash provided by financing activities	202,349	99,342

Net increase in cash and cash equivalents	101,992	73,657
Cash and cash equivalents at beginning of period	274,174	221,330

Cash and cash equivalents at end of period	$376,166	$294,987

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Dollars in thousands)

A summary of the significant accounting policies of First Citizens Bancorporation, Inc. (“Bancorporation”) is set forth in Note 1 to the Consolidated Financial Statements in Bancorporation’s Annual Report on Form 10-K for 2004. The significant accounting policies used during the current quarter are unchanged from those disclosed in the 2004 Annual Report.

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement preparation. In the opinion of management, all adjustments necessary for a fair statement of financial position of Bancorporation as of and for each of the periods presented, and all adjustments comprising normal recurring accruals necessary for a fair statement of the consolidated financial statements have been recorded. Certain immaterial amounts in prior periods have been reclassified to conform to the 2005 presentation. Such reclassifications had no material effect on Bancorporation’s reported consolidated financial position or results of operations.

B. Change in Accounting Principles and Effects of New Accounting Pronouncements

In May 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” was issued. This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. On March 31, 2005, Bancorporation held certain investments having continuous unrealized loss positions for more than 12 months with a fair market value totaling $28,352 and an unrealized loss position totaling $259. Substantially all of these investments were in U.S. government agencies and entities and we expect that these securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because Bancorporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Bancorporation has not recognized any other-than-temporary impairment in connection with these investments.

C. Allowance for Loan Losses (Dollars in thousands)

The following table shows an analysis of the allowance for loan losses:

	For the quarter ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Allowance for loan losses:
Balance at beginning of period	$43,623	$51,992	$52,188	$50,892	$51,268
Provision for loan losses	1,318	(4,807)	1,349	3,002	1,154

Loans charged off	(1,562)	(1,889)	(2,118)	(2,295)	(1,883)
Recoveries on loans previously charged off	311	519	573	589	353

Net charge-offs	(1,251)	(1,370)	(1,545)	(1,706)	(1,530)
Reclassification of allowance related to unfunded commitments to other liabilities	—	(2,192)	—	—	—

Balance at end of period	$43,690	$43,623	$51,992	$52,188	$50,892

D. Goodwill and Other Intangibles (Dollars in thousands)

In accordance with SFAS No.142, no goodwill amortization was recorded for the quarter ended March 31, 2005. There was no change in the carrying amount of goodwill since December 31, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

The following table shows the carrying values of core deposit intangibles recorded in Bancorporation’s consolidated financial statements, all of which are being amortized:

	As of March 31, 2005	As of December 31, 2004
Gross carrying value	$117,767	$117,767
Accumulated amortization	(89,470)	(87,381)

Balance at end of period	$28,297	$30,386

Amortization expense on core deposit intangibles was $2,089 and $2,265 for the quarters ended March 31, 2005 and 2004, respectively.

Bancorporation projects the following aggregate amortization expense based on existing core deposit intangibles for each of the next five years:

For the year ended December 31:

2005	$7,621
2006	5,947
2007	5,186
2008	4,898
2009	3,771

Mortgage servicing rights as of March 31, 2005 and December 31, 2004 were $7,024 and $6,326, respectively. The fair market value of these mortgage servicing rights was $8,448 and $7,007 as of March 31, 2005 and December 31, 2004, respectively.

For the quarter ended March 31, 2005, amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was negative $233. This was the result of the recapture of $720 of previously recorded impairment partially offset by normal amortization. For the quarter ended March 31, 2004, amortization was $1,016, consisting of $536 in impairment charges and the remainder consisting of normal amortization.

E. Mergers and Acquisitions (Dollars in thousands)

There were no mergers or acquisitions completed during the quarter ended March 31, 2005. See “Subsequent Events” for pending acquisitions.

F. Employee Benefits (Dollars in thousands)

The following table details the components of pension expense recognized as a component of salaries and employee benefits in Bancorporation’s Consolidated Statements of Income:

	For the Quarter Ended March 31,
	2005	2004
Service costs	$911	$817
Interest costs	897	841
Expected return on plan assets	(1,227)	(1,029)
Recognized net actuarial loss	283	275

Net pension expense	$864	$904

Bancorporation previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that the estimated employer contribution for 2005 was $4,000. In March 2005, Bancorporation made an additional contribution of $5,035 related to 2004, which resulted in prepaid pension cost increasing to $14,950 as of March 31, 2005. In April 2005, Bancorporation made its entire 2005 contribution of $4,130.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

G. Earnings Per Share (Dollars in thousands, except per share data)

Bancorporation’s basic earnings per common share were calculated as follows:

	For the Quarter Ended March 31,
	2005	2004
Net income	$9,956	$8,324
Less: Preferred stock dividends	(40)	(40)

Net income applicable to common stock	$9,916	$8,284

Weighted average common shares outstanding- basic	898,914	904,700

Net income per common share-basic	$11.03	$9.16

H. Subsequent Events (Dollars in thousands, except share data)

On April 5, 2005, Bancorporation completed the issuance and sale of an aggregate of $75,000 principal amount of 6.80% Subordinated Notes. The notes are unsecured and subordinated in right of payment to all of our senior indebtedness, and call for payment in full at maturity on April 1, 2015, with interest payable semi-annually (at an annual rate of 6.80%) on April 1 and October 1 each year, beginning October 1, 2005.

Bancorporation used the net proceeds from the sale of the notes to infuse additional capital into one of its wholly-owned bank subsidiaries, First Citizens Bank and Trust Company, Inc. (the “Bank”). The Bank currently plans to use that capital to supplement its cash in order to complete its proposed acquisition of Summit Financial Corporation.

On April 21, 2005, Bancorporation’s Board of Directors declared a $.35 dividend on common stock to shareholders of record on May 13, 2005, payable May 25, 2005.

On May 1, 2005, the Bank completed its acquisition of Peoples Community Capital Corporation, Inc. Total assets of $127,877, total loans of $81,446 and total deposits of $106,993 were acquired as a result of the transaction.

I. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

Bancorporation is a defendant in litigation arising out of normal banking activities. In the opinion of management and Bancorporation’s counsel, the ultimate resolution of these matters will not have a material effect on Bancorporation’s consolidated financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results, or otherwise are not statements of historical fact. Such statements are often characterized by the use of the qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgments of Bancorporation and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of Bancorporation’s customers, competition, deposit attrition, actions of government regulators, the level of market interest rates, and general economic conditions, and risks, uncertainties, and other factors described from time to time in Bancorporation’s periodic reports filed with the United States Securities and Exchange Commission.

Critical Accounting Policies

The accounting and reporting policies of Bancorporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Bancorporation’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Bancorporation’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include Bancorporation’s accounting for the allowance for loan losses, pension, goodwill and intangible assets associated with mergers and acquisitions and income taxes. Bancorporation’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, Bancorporation’s significant accounting policies are discussed in detail in Bancorporation’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Executive Overview of First Quarter Results (Dollars in thousands, except share data)

Net income for the quarters ended March 31, 2005 and 2004 was $9,956 and $8,324, respectively. Net income per common share was $11.03 and $9.16, respectively. See calculation of earnings per share in the Notes to the Consolidated Financial Statements.

During the quarter, net interest income increased by $2,391, or by 6.37% over the comparable quarter in 2004 primarily due to earning asset growth. Earning asset growth was primarily attributable to internal loan growth. Average earning assets grew by 7.25% from $4.02 billion at March 31, 2004 to $4.32 billion at March 31, 2005, while the ratio of net interest income to average earning assets declined from 3.78% for the quarter ended March 31, 2004 to 3.77% for the quarter ended March 31, 2005. See Table 2 “Net interest income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed analysis and discussion of net interest income.

Noninterest income increased by $1,493, or by 11.48% over the comparable period in 2004, while noninterest expense increased by $1,050, or by 2.88% over the comparable period in 2004. Noninterest income increased during the quarter primarily due to increases in mortgage income and gain on sale of fixed assets, partially offset by a decline in service charges on deposits. Noninterest expense increased during the quarter primarily related to occupancy and related furniture and equipment expense and an increase in data processing expense. See “Noninterest income and expense” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of noninterest income and expense.

Return on average stockholders’ equity and average assets are key measures of earnings performance. Return on average stockholders’ equity for the quarters ended March 31, 2005 and March 31, 2004 was 10.75% and 9.69%, respectively. Return on average assets for the quarters ended March 31, 2005 and March 31, 2004 was 0.86% and 0.76%, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Table 1 provides summary information on selected ratios and average and year-to-date balances.

Table 1: Selected Summary Information (Dollars in thousands, except per share data)

	As of and for the Quarter Ended March 31,
	2005	2004
Selected ratios:
Return on average assets	0.86%	0.76%
Return on average stockholders’ equity	10.75%	9.69%
Net interest income to average interest-earning assets (tax equivalent)	3.77%	3.78%
Average loans to average deposits	78.84%	77.79%

Average stockholders’ equity to average total assets	7.96%	7.85%
Average common stockholders’ equity to average total assets	7.90%	7.78%

Selected average balances:
Total assets	$4,717,644	$4,402,625
Interest-earning assets	4,316,113	4,024,518
Investment securities	929,755	922,432
Loans and leases, net	3,147,682	2,951,732
Deposits	3,992,313	3,794,645
Noninterest-bearing deposits	730,501	659,469
Interest-bearing deposits	3,261,812	3,135,176
Interest-bearing liabilities	3,581,961	3,370,470
Long-term debt	125,361	72,357
Stockholders’ equity	375,719	345,647

	As of March 31, 2005	As of December 31, 2004
Capital ratios:
Total risk-based capital ratio	14.21%	14.18%
Tier I risk-based capital ratio	12.48%	12.44%
Tier I leverage ratio	8.76%	8.88%

Dividends paid per common share	$0.35	$1.40

Selected period end balances:
Total assets	$4,746,885	$4,533,651
Interest-earning assets	4,358,091	4,140,170
Investment securities	957,615	904,419
Loans and leases, net	3,171,126	3,124,197
Deposits	4,017,118	3,848,373
Noninterest-bearing deposits	734,220	713,321
Interest-bearing deposits	3,282,898	3,135,052
Interest-bearing liabilities	3,606,764	3,424,960
Long-term debt	125,361	125,361
Stockholders’ equity	375,314	369,456

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net interest income (Dollars in thousands)

Net interest income represents the principal source of earnings for Bancorporation. Table 2 compares average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters ended March 31, 2005 and 2004.

Table 2: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance (Dollars in thousands)

	As of and for the Quarter Ended March 31,
	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2005	2004	2005	2004	2005	2004	Yield/ Rate	Volume
Interest-earning assets:
Loans (3)	$3,147,682	$2,951,732	$47,936	$43,210	6.18%	5.89%	$1,699	$3,027	$4,726
Investment securities: (4)
Taxable	921,435	911,483	5,634	5,199	2.46	2.29	374	61	435
Non-taxable	8,320	10,949	130	182	6.25	6.65	(11)	(41)	(52)
Federal funds sold	238,676	150,354	1,449	359	2.46	0.96	547	543	1,090

Total interest-earning assets	4,316,113	4,024,518	55,149	48,950	5.18	4.89	2,609	3,590	6,199

Noninterest-earning assets:
Cash and due from banks	169,175	161,122
Premises and equipment	158,221	138,856
Other, less allowance for loan losses	74,135	78,129

Total noninterest-earning assets	401,531	378,107

Total assets	$4,717,644	$4,402,625

Interest-bearing liabilities:
Deposits	$3,261,812	$3,135,176	$11,883	$9,372	1.48%	1.20%	$2,042	$469	$2,511
Securities sold under agreements to repurchase	194,788	162,937	1,126	308	2.34	0.76	632	186	818
Long-term debt	125,361	72,357	2,003	1,492	6.39	8.25	(336)	847	511

Total interest-bearing liabilities	3,581,961	3,370,470	15,012	11,172	1.70	1.33	2,338	1,502	3,840

Noninterest-bearing liabilities:
Demand deposits	730,501	659,469
Other liabilities	29,463	27,039

Total noninterest-bearing liabilities	759,964	686,508

Total liabilities	4,341,925	4,056,978

Stockholders’ equity	375,719	345,647

Total liabilities and stockholders’ equity	$4,717,644	$4,402,625

Net interest spread					3.48%	3.56%

Net interest income:			$40,137	$37,778			$271	$2,088	$2,359

to average assets					3.45%	3.45%

to average interest-earning assets					3.77%	3.78%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $193 and $225 for the quarters ended March 31, 2005 and 2004, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.
(4)	Yields on available-for-sale securities calculated on amortized cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net interest income (continued)

Net interest income on a tax equivalent basis increased $2,359 or by 6.24% for the quarter ended March 31, 2005 over the comparable quarter in 2004. The increase in net interest income was due to a 7.25% increase in average interest-earning assets, partially offset by a decline in the ratio of net interest income to average interest-earning assets (“net interest margin”).

Net interest margin decreased from 3.78% for the quarter ended March 31, 2004 to 3.77% for the quarter ended March 31, 2005. This was primarily attributable to a decrease in the net interest spread from 3.56% for the quarter ended March 31, 2004 to 3.48% for the quarter ended March 31, 2005. The decrease in the net interest spread was due to the increase in the ratio of interest expense to average interest-bearing liabilities exceeding the increase in the ratio of interest income to average interest-earning assets.

The yield on average interest-earning assets increased from 4.89% for the quarter ended March 31, 2004 to 5.18% for the quarter ended March 31, 2005, or by 29 basis points, while the cost of average interest-bearing liabilities increased from 1.33% to 1.70%, or by 37 basis points. The increase in the yield on average interest-earning assets was due to increases in the yields on loans (from 5.89% for the quarter ended March 31, 2004 to 6.18% for the quarter ended March 31, 2005), investment securities (from 2.35% for the quarter ended March 31, 2004 to 2.51% for the quarter ended March 31, 2005) and federal funds sold (from 0.96% for the quarter ended March 31, 2004 to 2.46% for the quarter ended March 31, 2005). Increases in yields on average interest-earning assets occurred due to the increasing interest rate environment.

The increase in the cost of average interest-bearing liabilities was primarily due to an increase in the rates paid on average interest-bearing deposits (from 1.20% for the quarter ended March 31, 2004 to 1.48% for the quarter ended March 31, 2005). The cost of average interest-bearing deposits increased primarily due to an increase in the average amount of and the rate paid on municipal deposits. These deposits are indexed to the three-month Treasury bill, the yield on which increased since March 31, 2004 due to the increasing interest rate environment. The average balance of municipal deposits indexed to this rate increased from $348,966 for the quarter ended March 31, 2004 to $433,146 for the quarter ended March 31, 2005. The rate paid on municipal deposits increased from 0.89% for the quarter ended March 31, 2004 to 2.26% for the quarter ended March 31, 2005. These deposit balances are typically higher during the first quarter due to tax collections.

Noninterest income and expense (Dollars in thousands)

Noninterest income increased by $1,493 or by 11.48% for the quarter ended March 31, 2005 compared to the same period in 2004. The most significant components of the increase were a $1,486 increase in mortgage income and a $662 increase in the gain on sale of fixed assets, partially offset by a $438 decrease in service charges on deposit accounts and a $249 decrease in gain on the sale of investment securities. Mortgage income increased by $1,486 due to a $1,241 increase in servicing income and a $245 increase in gain on sale of mortgage loans held for sale. The $1,241 increase in servicing income was primarily due to the recapture of mortgage servicing rights impairment of $720 for the quarter ended March 31, 2005, compared to a $536 impairment charge for the quarter ended March 31, 2004. The recapture of mortgage servicing rights impairment was due to an increase in mortgage rates since March 31, 2004. As of March 31, 2005, a valuation allowance of $936 remains on mortgage servicing rights due to previous impairment charges. Exclusive of mortgage servicing rights recapture recorded during the quarter ended March 31, 2005 and impairment recorded during the quarter ended March 31, 2004, mortgage income would have increased by $230 for the quarter ended March 31, 2005 due to higher mortgage originations. Originations of mortgage loans held for sale increased by $17,860, or by 39.31% over the comparable quarter of 2004. The $662 increase in the gain on the sale of fixed assets is included in Other income in the Consolidated Statements of Income.

Noninterest expense increased by $1,050 or by 2.88% for the quarter ended March 31, 2005 over the comparable period in 2004. The most significant components of the increase were a $314 increase in net occupancy expense, a $320 increase in furniture and equipment expense and a $262 increase in data processing expense. Net occupancy and furniture and equipment expense increased primarily due to an increase in depreciation expense of $547. Depreciation expense increased primarily due to an increase in depreciation of bank premises and related equipment. Data processing expense increased primarily due to expenses related to our new loan, deposit and teller platform.

Income taxes (Dollars in thousands)

Total income tax expense increased by $1,038 or 22.75% for the quarter ended March 31, 2005 compared to the same period in 2004. The effective tax rate was 36.00% and 35.40% for the quarters ended March 31, 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION

Investment securities (Dollars in thousands)

At March 31, 2005, the investment portfolio totaled $957,615 compared to $904,419 at December 31, 2004, an increase of 5.88%. The increase in the investment portfolio since December 31, 2004 was due to additional investments purchased to cover municipal deposits that must be collateralized. See discussion of the increase in municipal deposit balances in the “Net interest income” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 92.19% and 91.24% U.S. government and agency securities as of March 31, 2005 and December 31, 2004, respectively. The remainder of the investment portfolio primarily consists of municipal bonds and equity securities.

Loans (Dollars in thousands)

At March 31, 2005, loans totaled $3,171,126, compared to $3,124,197 at December 31, 2004, an annualized increase of 6.01%. Most of the growth in loans was attributable to the commercial and home equity loan portfolios. Loan growth was primarily funded through core deposits and short-term borrowed funds in the form of repurchase agreements with customers. The composition of the loan portfolio has not shifted significantly since December 31, 2004.

Allowance for loan losses and asset quality (Dollars in thousands)

Bancorporation believes that its allowance for loan losses is adequate to cover losses inherent in its portfolio at March 31, 2005. Management believes that the provision taken during the quarter ended March 31, 2005 was appropriate to provide an allowance for loan losses which considers the past experience and current trend of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions affecting Bancorporation’s market areas. Refer to the following table for a complete analysis of the allowance for loan losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

An analysis of activity in the allowance for loan losses for the previous five quarters is presented below. The allowance for loan losses is maintained through charges to the provision for loan losses. Loan charge-offs and recoveries are charged or credited directly to the allowance for loan losses.

Allowance for loan losses:

	For the quarter ended
	March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
Allowance for loan losses:
Balance at beginning of period	$43,623		$51,992		$52,188		$50,892		$51,268
Provision for loan losses	1,318		(4,807)		1,349		3,002		1,154

Loans charged off	(1,562)		(1,889)		(2,118)		(2,295)		(1,883)
Recoveries on loans previously charged off	311		519		573		589		353

Net charge-offs	(1,251)		(1,370)		(1,545)		(1,706)		(1,530)
Reclassification of allowance related to unfunded commitments to other liabilities	—		(2,192)		—		—		—

Balance at end of period	$43,690		$43,623		$51,992		$52,188		$50,892

Nonperforming assets:
Nonaccrual loans	$8,133		$6,587		$5,641		$6,623		$7,132
Foreclosed real estate	1,925		1,890		2,268		3,421		4,027

Total nonperforming assets	$10,058		$8,477		$7,909		$10,044		$11,159

Asset quality ratios:
Nonaccrual loans to total loans	0.26%		0.21%		0.18%		0.22%		0.24%
Nonperforming assets to total loans	0.32%		0.27%		0.26%		0.33%		0.38%
Nonperforming assets to total assets	0.21%		0.19%		0.18%		0.23%		0.25%

Annualized net charge-offs as a percentage of average loans and leases - quarter to date	0.16%		0.18%		0.20%		0.23%		0.21%

Annualized net charge-offs as a percentage of average loans and leases - year to date	0.16%		0.20%		0.21%		0.22%		0.21%

Annualized net charge-offs as a percentage of total loans and leases - quarter to date	0.16%		0.18%		0.20%		0.22%		0.21%

Annualized net charge-offs as a percentage of total loans and leases - year to date	0.16%		0.20%		0.21%		0.21%		0.21%

Allowance to total loans and leases	1.38%		1.40%		1.69%		1.71%		1.71%

Ratio of allowance to total loans and leases to ratio of:
Annualized net charge-offs - quarter to date	8.63	x	7.78	x	8.45	x	7.43	x	8.14	x
Annualized net charge-offs - year to date	8.63	x	7.00	x	8.05	x	7.77	x	8.14	x
Nonaccrual loans to total loans	5.31	x	6.67	x	9.39	x	7.77	x	7.13	x

Premises and equipment (Dollars in thousands)

At March 31, 2005, premises and equipment totaled $160,699, compared to $154,823 at December 31, 2004, an increase of 3.80%. Depreciation expense of $3,427 and $2,880 is included in noninterest expense for the quarters ended March 31, 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity (Dollars in thousands)

Bancorporation continues to have liquidity necessary to meet cash flow requirements. Bancorporation’s primary source of funds is its deposit base. As of March 31, 2005, deposits totaled $4,017,118, compared to $3,848,373 at December 31, 2004, an annualized increase of 17.54%. Most of the growth in deposits from December 31, 2004 to March 31, 2005 was experienced in municipal deposits, NOW accounts, Money market and demand deposit accounts. Average deposits were $3,992,313 and $3,794,645 for the quarters ended March 31, 2005 and 2004, respectively.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. As of March 31, 2005, short-term borrowings totaled $198,505, compared to $164,547 at December 31, 2004, an increase of 20.64%. Average short-term borrowings were $194,788 and $162,937 for the quarters ended March 31, 2005 and 2004, respectively

Capital resources

Bank holding companies and their respective subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements.

Regulatory agencies define capital as Tier I, consisting of stockholders’ equity less ineligible intangible assets, and Total Capital, consisting of Tier I capital plus the allowable portion of the allowance for loan losses and certain long-term debt. Capital adequacy is measured by comparing both capital levels to Bancorporation’s risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

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

The following table details Bancorporation’s capital ratios at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
Risk-based capital ratios:
Total capital	14.21%	14.18%
Tier I capital	12.48%	12.44%
Tier I leverage ratio	8.76%	8.88%

Repurchases of equity securities (Dollars in thousands)

During the quarter ended March 31, 2005, Bancorporation had no repurchases of any shares of its outstanding capital stock.

Purchases are made pursuant to general authority that is given each year by Bancorporation’s Board of Directors and not pursuant to a formal repurchase plan or program. Under that authority, Bancorporation is authorized to repurchase shares of its capital stock from time to time in unsolicited private and/or open market transactions. Purchases are subject to various conditions, including price and volume limitations (including, in the case of purchases of Bancorporation’s voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
Dated: May 10, 2005

	By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)