Form 10-Q
period 2005-06-30
FIRST CITIZENS BANCORPORATION INC
filed 2005-08-09
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Voting Common Stock, $5.00 Par Value	862,505 Shares
Non-Voting Common Stock, $5.00 Par Value	36,409 Shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$192,982	$162,620
Federal funds sold	118,222	111,554

Total cash and cash equivalents	311,204	274,174

Investment securities:
Held-to-maturity, at amortized cost (fair value: June 30, 2005 - $ 16,607; December 31, 2004 - $14,902)	16,541	14,829
Available-for-sale, at fair value	962,300	889,590

Total investment securities	978,841	904,419

Loans and leases, net	3,305,629	3,124,197
Less: Allowance for loan losses	(45,100)	(43,623)

Net loans and leases	3,260,529	3,080,574

Premises and equipment, net	171,980	154,823
Interest receivable	17,113	16,460
Goodwill	48,058	24,549
Other intangible assets	36,449	36,712
Other assets	167,172	41,940

Total assets	$4,991,346	$4,533,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$781,457	$713,321
Time and savings	3,349,798	3,135,052

Total deposits	4,131,255	3,848,373

Short-term borrowings	235,200	164,547
Long-term debt	205,874	125,361
Other liabilities	29,999	25,914

Total liabilities	4,602,328	4,164,195

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	3,111	3,111
Non-voting common stock - $5.00 par value, authorized 1,000,000; issued and outstanding June 30, 2005 and December 31, 2004 - 36,409	182	182
Voting common stock - $5.00 par value, authorized 2,000,000; issued and outstanding June 30, 2005 and December 31, 2004 - 862,505	4,313	4,313
Surplus	65,081	65,081
Undivided profits	299,845	279,401
Accumulated other comprehensive income	16,486	17,368

Total stockholders’ equity	389,018	369,456

Total liabilities and stockholders’ equity	$4,991,346	$4,533,651

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Dollars in thousands, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$51,629	$43,473	$99,417	$86,522
Interest on investment securities:
Taxable	6,435	4,894	12,069	10,094
Non-taxable	90	96	175	213
Federal funds sold	2,227	338	3,677	697

Total interest income	60,381	48,801	115,338	97,526

Interest expense:
Interest on deposits	13,325	9,067	25,209	18,438
Interest on short-term borrowings	1,543	372	2,668	681
Interest on long-term debt	3,231	1,767	5,234	3,259

Total interest expense	18,099	11,206	33,111	22,378

Net interest income	42,282	37,595	82,227	75,148
Provision for loan losses	1,121	3,002	2,439	4,156

Net interest income after provision for loan losses	41,161	34,593	79,788	70,992

Noninterest income:
Service charges on deposits	9,284	8,871	17,538	17,557
Commissions and fees from fiduciary activities	761	816	1,501	1,583
Mortgage income	926	2,272	2,734	2,593
Bankcard discount and fees	1,878	1,756	3,445	3,226
Gain (loss) on sale of investment securities	(92)	570	(59)	852
Other	1,613	1,447	3,712	2,928

Total noninterest income	14,370	15,732	28,871	28,739

Noninterest expense:
Salaries and employee benefits	19,180	18,460	37,543	36,842
Net occupancy expense	3,289	2,930	6,600	5,925
Furniture and equipment expense	2,247	1,998	4,540	3,977
Bankcard fees	2,094	1,959	3,915	3,610
Data processing fees	3,427	3,265	6,808	6,387
Amortization expense	1,960	2,252	4,049	4,516
Other	5,837	6,953	12,150	13,082

Total noninterest expense	38,034	37,817	75,605	74,339

Income before income tax expense	17,497	12,508	33,054	25,392
Income tax expense	6,299	4,428	11,899	8,988

Net income	$11,198	$8,080	$21,155	$16,404

Net income per common share	$12.41	$8.90	$23.44	$18.05
Weighted average common shares outstanding	898,914	903,703	898,914	904,202

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands, except per share data)

	Number of Common Stock Shares	Preferred Stock	Non- Voting Common Stock	Voting Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
Balance at December 31, 2003	905,481	$3,111	$182	$4,345	$65,081	$247,647	$19,217	$339,583
Comprehensive income:
Net income						16,404		16,404
Change in net unrealized gain on investment securities available-for-sale, net of tax benefit of $3,714							(6,898)	(6,898)
Reclassification adjustment for gains on securities available-for-sale included in net income, net of taxes of $298							(554)	(554)

Total comprehensive income								8,952

Reacquired voting common stock	(3,530)			(17)		(1,829)		(1,846)
Common stock dividends ($0.70 per share)						(777)		(777)
Preferred stock dividends						(81)		(81)

Balance at June 30, 2004	901,951	3,111	182	4,328	65,081	261,364	11,765	345,831
Comprehensive income:
Net income						20,305		20,305
Change in net unrealized loss on investment securities available-for-sale, net of taxes of $3,018							5,603	5,603

Total comprehensive income								25,908

Reacquired voting common stock	(3,037)			(15)		(1,552)		(1,567)
Common stock dividends ($0.70 per share)						(631)		(631)
Preferred stock dividends						(85)		(85)

Balance at December 31, 2004	898,914	3,111	182	4,313	65,081	279,401	17,368	369,456
Comprehensive income:
Net income						21,155		21,155
Change in net unrealized gain on investment securities available-for-sale, net of tax benefit of $496							(920)	(920)
Reclassification adjustment for net losses on securities available-for-sale included in net income, net of tax benefit of $21							38	38

Total comprehensive income								20,273

Common stock dividends ($0.70 per share)						(630)		(630)
Preferred stock dividends						(81)		(81)

Balance at June 30, 2005	898,914	$3,111	$182	$4,313	$65,081	$299,845	$16,486	$389,018

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$21,155	$16,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,439	4,156
Depreciation and amortization	11,365	10,566
Net accretion of discount on investment securities	1,082	1,556
Deferred income tax expense (benefit)	1,553	(757)
Gain on sales of premises and equipment	(732)	(7)
(Increase) decrease in interest receivable	(30)	1,526
Decrease in interest payable	2,451	1,277
Origination of mortgage loans held-for-resale	(148,212)	(106,614)
Proceeds from sales of mortgage loans held-for-resale	143,432	108,846
Gain on sale of mortgage loans held-for-resale	(1,500)	(1,175)
Loss (gain) on sale of investment securities	59	(852)
Increase in other assets	(7,554)	(300)
Increase (decrease) in other liabilities	1,802	(1,246)

Net cash provided by operating activities	27,310	33,380

Cash flows from investing activities:
Net increase in loans and leases	(98,112)	(118,235)
Calls, maturities and prepayments of investment securities held-to-maturity	6,213	6,221
Purchases of investment securities held-to-maturity	(3,994)	(3,013)
Proceeds from maturities and calls of investment securities available-for-sale	257,051	237,035
Proceeds from sales of investment securities available-for-sale	1,029	173,540
Purchases of investment securities available-for-sale	(299,152)	(380,728)
Proceeds from sales of premises and equipment	2,707	13
Purchases of premises and equipment	(22,512)	(19,892)
Decrease in other real estate owned	1,126	699
Funding of trust account for pending acquisition	(108,663)	—
Investment in Federal Home Loan Bank stock	(9,462)	—
Purchase of institution, net of cash acquired	(23,245)	—

Net cash used in investing activities	(297,014)	(104,360)

Cash flows from financing activities:
Net increase in deposits	165,682	75,870
Increase in short-term borrowings	70,250	21,499
Increase in long-term debt, net	71,513	51,547
Dividends paid	(711)	(858)
Acquisition of common stock	—	(1,846)

Net cash provided by financing activities	306,734	146,212

Net increase in cash and cash equivalents	37,030	75,232
Cash and cash equivalents at beginning of period	274,174	221,330

Cash and cash equivalents at end of period	$311,204	$296,562

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data)

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

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statement preparation. In the opinion of management, all adjustments necessary for a fair statement of financial position of Bancorporation as of and for each of the periods presented and all adjustments comprising normal recurring accruals necessary for a fair statement of the consolidated financial statements have been recorded. Certain immaterial amounts in prior periods have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on Bancorporation’s stockholders’ equity or net income as previously reported.

B. Allowance for Loan Losses

	For the quarter ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Allowance for loan losses:
Balance at beginning of period	$43,690	$43,623	$51,992	$52,188	$50,892
Acquisition on May 1, 2005	1,125	—	—	—	—
Provision for loan losses	1,121	1,318	(4,807)	1,349	3,002

Loans charged off	(1,225)	(1,562)	(1,889)	(2,118)	(2,295)
Recoveries on loans previously charged off	389	311	519	573	589

Net charge-offs	(836)	(1,251)	(1,370)	(1,545)	(1,706)
Reclassification of allowance related to unfunded commitments to other liabilities	—	—	(2,192)	—	—

Balance at end of period	$45,100	$43,690	$43,623	$51,992	$52,188

C. Goodwill and Other Intangibles

The carrying amount of goodwill increased from $24,549 at December 31, 2004 to $48,058 at June 30, 2005 due to the acquisition of People’s Community Capital Corporation (“PCCC”) on May 1, 2005. See further discussion of the PCCC acquisition under Note E.

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2005 are as follows:

	Core Deposit and Other Intangibles	Mortgage Servicing Rights*	Total
Balance, December 31, 2004	$30,386	$6,326	$36,712
Amortization	(4,049)	(884)	(4,933)
Net recapture of impairment of mortgage servicing rights	—	413	413
Servicing rights originated	—	1,132	1,132
PCCC acquisition	2,426	—	2,426
Acquisition of deposits	699	—	699

Balance, June 30, 2005	$29,462	$6,987	$36,449

*	Balance shown is net of valuation allowance. Valuation allowance for mortgage servicing rights was $1,243 and $1,656 as of June 30, 2005 and December 31, 2004, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data) (continued)

Amortization expense on core deposit intangibles was $4,049 and $4,516 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense on core deposit intangibles was $1,960 and $2,252 for the quarters ended June 30, 2005 and 2004, respectively

For the quarter ended June 30, 2005, amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was $704. For the quarter ended June 30, 2004, amortization expense related to mortgage servicing rights, included as a reduction of mortgage income in the Consolidated Statements of Income, was negative $741. The increase in amortization expense was primarily related to the recording of impairment during the quarter ended June 30, 2005 totaling $307 compared to recapture of impairment of $1,216 recorded during the quarter ended June 30, 2004.

Amortization expense related to mortgage servicing rights was $471 and $275 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense was reduced by $413 of net recapture of impairment of mortgage servicing rights for the six months ended June 30, 2005. For the six months ended June 30, 2004, amortization expense was reduced by $680 of net recapture of impairment of mortgage servicing rights.

D. Federal Home Loan Bank Stock

On June 13, 2005, First Citizens Bank and Trust Company, Inc. (“First Citizens”), a wholly-owned subsidiary of Bancorporation, was approved to become a member of Federal Home Loan Bank of Atlanta (“FHLB”). As a condition of membership, on June 29, 2005, First Citizens purchased $9,462 of capital stock of FHLB. The capital stock cannot be sold as long as First Citizens is a member of the FHLB. The amount of the investment will increase as additional borrowings are made. Due to the redemptive provisions of the FHLB, this stock is carried at cost. The investment in FHLB is reflected in Other Assets in the Consolidated Statements of Condition.

E. Mergers and Acquisitions

On May 1, 2005, First Citizens completed its acquisition of PCCC. As a result of the acquisition, total loans of $81,432, deposits of $106,840, goodwill of $23,509, and core deposits and other intangibles of $2,426 were recorded.

F. Employee benefits

The following table details the components of pension expense recognized as a component of salaries and employee benefits in Bancorporation’s Consolidated Statements of Income:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service costs	$911	$786	$1,823	$1,603
Interest costs	897	809	1,794	1,650
Expected return on plan assets	(1,227)	(990)	(2,454)	(2,019)
Recognized net actuarial loss	283	265	566	540

Net pension expense	$864	$870	$1,729	$1,774

Bancorporation previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that the estimated employer contribution for 2005 was $4,000. In March 2005 and April 2005, Bancorporation made an additional contribution of $5,035 related to 2004 and its entire 2005 contribution of $4,130, respectively, which resulted in prepaid pension cost increasing to $18,216 as of June 30, 2005 from $10,780 as of December 31, 2004.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data) (continued)

G. Earnings per share

Bancorporation’s earnings per common share were calculated as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$11,198	$8,080	$21,155	$16,404
Less: Preferred stock dividends	(41)	(41)	(81)	(81)
Plus: Preferred stock redemption excess consideration	—	—	—	—

Net income applicable to common stock	$11,157	$8,039	$21,074	$16,323

Weighted average common shares outstanding	898,914	903,703	898,914	904,202

Net income per common share	$12.41	$8.90	$23.44	$18.05

H. Long-term debt

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

I. Federal Home Loan Bank Advances

As a result of the PCCC acquisition, Bancorporation has advances outstanding from the FHLB of $6,500 as of June 30, 2005. These advances were collateralized by investments held by First Citizens. Additional borrowings are available by pledging additional collateral and purchasing additional stock in FHLB. The advances are subject to prepayment penalties and the convertible advance is subject to call at the option of the FHLB.

FHLB Description	Balance	Current Rate	Maturity Date
Convertible advance	$2,500	3.65%	April 16, 2007
Fixed rate credit	2,000	2.41%	August 22, 2005
Fixed rate credit	2,000	2.70%	February 21, 2006

J. Comprehensive Income

Comprehensive income (loss) was $14,060 and $(838) for the quarters ended June 30, 2005 and 2004, respectively.

K. Subsequent events

On July 1, 2005, First Citizens completed its acquisition of Summit Financial Corporation, parent company of Summit National Bank. Total assets of $351,686, total loans of $255,418 and total deposits of $267,617 were acquired as a result of the transaction. Management is in the process of completing its purchase price allocation; however, we estimate goodwill and other intangibles of approximately $68,000 of which the majority will be recorded as goodwill.

On July 21, 2005, Bancorporation’s Board of Directors declared a $.35 dividend on common stock to shareholders of record on August 15, 2005, payable August 25, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

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

EXECUTIVE OVERVIEW OF SECOND QUARTER RESULTS

Following are the highlights of Bancorporation’s second quarter results. Please refer to the following sections for a further discussion of factors causing the fluctuations in major balance sheet and income statement categories for the second quarter of 2005.

Financial Results

•	Since December 31, 2004, Bancorporation’s total assets have grown from $4,533,651 to $4,991,346, an increase of $457,695, or 10.10%. The asset category that experienced the largest increase was loans and leases which grew by $181,432, or 5.81%, during the first six months of 2005. On May 1, 2005, First Citizens Bank and Trust Company, Inc. (“First Citizens’) completed its acquisition of People’s Community Capital Corporation (“PCCC”). As a result of the acquisition, loans totaling $81,432 were recorded.

•	Since December 31, 2004, Bancorporation’s total deposits have grown from $3,848,373 to $4,131,255, an increase of $282,882, or 7.35%. As a result of the PCCC acquisition, deposits totaling $106,840 were recorded.

•	Consolidated net income for the second quarter of 2005 totaled $11,198, an increase of 38.59% compared to the $8,080 earned during the second quarter of 2004. On a per share basis, earnings for the quarter ended June 30, 2005, were $12.41, compared to $8.90 for the same quarter in 2004, an increase of 39.44%. Bancorporation’s earnings for the second quarter of 2005 produced an annualized return on average assets of .91% and an annualized return on stockholders’ equity of 11.67% compared to .73% and 9.27%, respectively, for the second quarter of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

•	Consolidated net income for the six months ended June 30, 2005 totaled $21,155, an increase of 28.96% compared to the $16,404 earned for the six months ended June 30, 2004. On a per share basis, earnings for the six months ended June 30, 2005, were $23.44, compared to $18.05 for the same period in 2004, an increase of 29.86%. Bancorporation’s earnings for the six months ended June 30, 2005 produced an annualized return on average assets of .88% and an annualized return on stockholders’ equity of 11.22% compared to .75% and 9.47%, respectively, for the same period in 2004.

•	Results for the quarter and six months ended June 30, 2005 compared to the same periods last year reflect continued growth in net interest income, continued improvement in credit quality trends (particularly net charge-off trends), disciplined noninterest expense growth and continued earning asset growth.

Other Developments

•	During the quarter, First Citizens became a member of the Federal Home Loan Bank of Atlanta (“FHLB”). As a condition of membership, First Citizens purchased $9,462 of FHLB capital stock. This provides First Citizens with additional borrowing ability to fund earning asset growth.

•	During the quarter, Bancorporation completed the issuance and sale of an aggregate of $75,000 principal amount of 6.80% subordinated notes. The notes mature on April 1, 2015, with interest payable semi-annually. The proceeds of the notes were used to infuse additional capital into First Citizens. First Citizens used the cash in order to complete its acquisition of Summit Financial Corporation on July 1, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Table 1 provides summary information on selected ratios, and average and year-to-date balances.

Table 1: Selected Summary Information

	As of and for the Quarter Ended June 30,		As of and for the Six Months Ended June 30,
	2005	2004	2005	2004
Selected ratios:
Return on average assets	0.91%	0.73%	0.88%	0.75%
Return on average stockholders’ equity	11.67%	9.27%	11.22%	9.47%
Net interest income to average interest-earning assets (tax equivalent)	3.76%	3.74%	3.76%	3.76%
Average loans to average deposits	79.06%	79.59%	78.95%	78.69%
Allowance for loan losses to total loans	1.36%	1.71%	1.36%	1.71%
Average stockholders’ equity to average total assets	7.76%	7.90%	7.86%	7.88%
Average common stockholders’ equity to average total assets	7.70%	7.83%	7.80%	7.81%

Dividends per common share	$0.35	$0.35	$0.70	$0.70

Selected average balances:
Total assets	$4,957,747	$4,439,195	$4,838,359	$4,420,910
Interest-earning assets	4,532,136	4,061,043	4,424,721	4,042,782
Investment securities	972,982	904,207	951,488	913,320
Loans	3,252,600	3,016,043	3,200,431	2,983,888
Deposits	4,114,019	3,789,739	4,053,502	3,792,192
Noninterest-bearing deposits	774,403	692,027	752,573	675,746
Interest-bearing deposits	3,339,616	3,097,712	3,300,929	3,116,446
Interest-bearing liabilities	3,768,892	3,371,086	3,675,942	3,370,780
Stockholders’ equity	384,870	350,743	380,319	348,195

	As of June 30, 2005	As of December 31, 2004
Capital ratios:
Total capital	14.90%	14.18%
Tier I capital	11.20%	12.44%
Tier I leverage	8.09%	8.88%

Selected period end balances:
Total assets	$4,991,346	$4,533,651
Interest-earning assets	4,402,692	4,140,170
Investment securities	978,841	904,419
Loans	3,305,629	3,124,197
Deposits	4,131,255	3,848,373
Noninterest-bearing deposits	781,457	713,321
Interest-bearing deposits	3,349,798	3,135,052
Interest-bearing liabilities	3,790,872	3,424,960
Long-term debt	205,874	125,361
Stockholders’ equity	389,018	369,456

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

ANALYSIS OF FINANCIAL CONDITION

Acquisition

Goodwill increased from $24,549 at December 31, 2004 to $48,058 at June 30, 2005, an increase of $23,509. The increase related to the goodwill recorded as a result of the acquisition of PCCC by First Citizens on May 1, 2005. In addition to goodwill, total loans of $81,432, deposits of $106,840 and core deposit and other intangibles of $2,426 were recorded.

Investment securities

As of June 30, 2005, the investment portfolio totaled $978,841 compared to $904,419 at December 31, 2004 (an increase of 8.23%). The increase in the investment portfolio since December 31, 2004 was primarily due to the purchase of $40,000 in additional securities to collateralize both municipal deposits and short-term borrowings in the form of repurchase agreements with customers. The remainder of the increase primarily related to investments purchased as a result of the PCCC acquisition. Municipal deposits have increased by $50,297 and short-term borrowings have increased by $70,653 since December 31, 2004. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 91.35% and 91.24% U.S. government and agency securities as of June 30, 2005 and December 31, 2004. The remainder of the investment portfolio consisted of municipal bonds and equity securities.

On June 30, 2005, Bancorporation held certain investments having continuous unrealized loss positions for more than 12 months with a fair market value totaling $391,130 and an unrealized loss position totaling $4,289. Substantially all of these investments were in U.S. government agencies and entities and we expect that these securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because Bancorporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Bancorporation has not recognized any other-than-temporary impairment in connection with these investments.

Loans

At June 30, 2005, loans and leases totaled $3,305,629, compared to $3,124,197 at December 31, 2004, an annualized increase of 11.61%. The majority of the growth in loans was attributable to internal growth in the commercial and home equity loan portfolios. Of the $181,432 increase in loans and leases since December 31, 2004, $81,432 was the result of the PCCC acquisition on May 1, 2005. Loan growth was primarily funded through core deposits and short-term borrowings in the form of repurchase agreements with customers. The composition of the loan portfolio has not shifted significantly since December 31, 2004.

Allowance for loan losses and asset quality

Bancorporation believes that its allowance for loan losses is adequate to cover losses inherent in its portfolio at June 30, 2005. For the quarter ended June 30, 2005, provision for loan losses totaled $1,121, a decline from $3,002 taken during the quarter ended June 30, 2004. The decline in provision was primarily due to a $870 decline in net charge-offs and continued improvement in overall net charge-off trends. The percentage of net charge-offs to average loans (“net charge-off ratio”) and leases declined from .23% for the quarter ended June 30, 2004 to .10% for the quarter ended June 30, 2005. In addition, the year to date net charge-off ratio declined from .22% for the six months ended June 30, 2004 to ..13% for the six months ended June 30, 2005 indicating continual improvement in net charge-off trends. While nonaccrual loans increased during the quarter, management believes that overall reserves allocated to these loans are adequate to cover estimated losses. Management believes that the provision taken during the quarter ended June 30, 2005 was appropriate to provide an allowance for loan losses which considers the past experience and current trend of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions affecting Bancorporation’s market areas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Refer to the following table for a complete analysis of the allowance for loan losses for the past five quarters.

	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004
Allowance for loan losses:
Balance at beginning of period	$43,690		$43,623		$51,992		$52,188		$50,892
PCCC acquisition – May 1, 2005	1,125		—		—		—		—
Provision for loan losses	1,121		1,318		(4,807)		1,349		3,002

Loans charged off	(1,225)		(1,562)		(1,889)		(2,118)		(2,295)
Recoveries on loans previously charged off	389		311		519		573		589

Net charge-offs	(836)		(1,251)		(1,370)		(1,545)		(1,706)
Reclassification of allowance related to unfunded commitments to other liabilities	—		—		(2,192)		—		—

Balance at end of period	$45,100		$43,690		$43,623		$51,992		$52,188

Nonperforming assets:
Nonaccrual loans	$10,590		$8,133		$6,587		$5,641		$6,623
Foreclosed real estate	1,697		1,925		1,890		2,268		3,421

Total nonperforming assets	$12,287		$10,058		$8,477		$7,909		$10,044

Asset quality ratios:
Nonaccrual loans to total loans	0.32%		0.26%		0.21%		0.18%		0.22%
Nonperforming assets to total loans	0.37%		0.32%		0.27%		0.26%		0.33%
Nonperforming assets to total assets	0.25%		0.21%		0.19%		0.18%		0.23%

Annualized net charge-offs as a percentage of average loans and leases - quarter to date	0.10%		0.16%		0.18%		0.20%		0.23%

Annualized net charge-offs as a percentage of average loans and leases - year to date	0.13%		0.16%		0.20%		0.21%		0.22%

Annualized net charge-offs as a percentage of total loans and leases - quarter to date	0.10%		0.16%		0.18%		0.20%		0.22%

Annualized net charge-offs as a percentage of total loans and leases - year to date	0.13%		0.16%		0.20%		0.21%		0.21%

Allowance to total loans and leases	1.36%		1.38%		1.40%		1.69%		1.71%

Ratio of allowance to total loans and leases to ratio of:
Annualized net charge-offs as a percentage of average loans and leases – quarter to date	13.60	x	8.63	x	7.78	x	8.45	x	7.43	x
Annualized net charge-offs as a percentage of average loans and leases – year to date	10.46	x	8.63	x	7.00	x	8.05	x	7.77	x
Nonaccrual loans to total loans	4.25	x	5.31	x	6.67	x	9.39	x	7.77	x

Premises and equipment

As of June 30, 2005, premises and equipment totaled $171,980, compared to $154,823 at December 31, 2004, an increase of 11.08%. The increase from December 31, 2004 to June 30, 2005 was primarily due to the continued construction of the new headquarters building. Depreciation expense included in net occupancy and furniture and fixtures expense was $3,419 and $2,891 for the quarters ended June 30, 2005 and 2004, respectively, and $6,845 and $5,772 for the six months ended June 30, 2005 and 2004, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Other assets

Other assets increased from $41,940 as of December 31, 2004 to $167,172 as of June 30, 2005. Of the $125,232 increase, $108,663 related to the funding of a trust account on June 30, 2005 by First Citizens to pay shareholders in connection with the acquisition of Summit Financial Corporation which became effective on July 1, 2005. The remainder of the increase primarily related to additional funding of the prepaid pension cost in the amount of $9,165 and the investment of $9,462 in the Federal Home Loan Bank by First Citizens when it became a member on June 29, 2005.

Deposits and short-term borrowings

Bancorporation continues to have liquidity necessary to meet cash flow requirements. Bancorporation’s primary source of funds is its deposit base. As of June 30, 2005, deposits totaled $4,131,255, compared to $3,848,373 at December 31, 2004, an annualized increase of 14.70%. Most of the growth in deposits from December 31, 2004 to June 30, 2005 was experienced in municipal deposits, NOW accounts, certificate of deposits and demand deposit accounts. Of the $282,882 increase in deposits since December 31, 2004, $106,840 was the result of the PCCC acquisition on May 1, 2005.

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. As of June 30, 2005, short-term borrowings totaled $235,200, compared to $164,547 at December 31, 2004, an increase of 42.94%.

Long-term debt

Long-term debt increased from $125,361 at December 31, 2004 to $205,874 at June 30, 2005, or by $80,513. The increase primarily related to the issuance and sale on April 5, 2005 of $75,000 principal amount of 6.80% subordinated notes due April 1, 2015. The remainder of the increase related to long-term debt acquired in the PCCC acquisition.

Capital resources

Bank holding companies and their respective subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements.

Tier I capital (common shareholders’ equity excluding unrealized gains or losses of securities available-for-sale, net of deferred taxes, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier I capital, a qualifying portion of the allowance for loan losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier I capital.

In addition to the risk-based capital measures described above, bank regulators have also established minimum leverage capital requirements for banking organizations. The minimum required Tier I leverage ratio is 3%.

Banks which meet or exceed a Tier I capital ratio of 6%, a total capital ratio of 10% and Tier I leverage ratio of 5% are considered “well-capitalized” by regulatory standards.

The following table details Bancorporation’s capital ratios at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
Capital ratios:
Total capital	14.90%	14.18%
Tier I capital	11.20%	12.44%
Tier I leverage	8.09%	8.88%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Repurchases of equity securities

Each year the Board of Directors authorizes Bancorporation to repurchase shares of its capital stock from time to time in unsolicited private and/or open market transactions. Purchases are subject to various conditions, including price and volume limitations (including, in the case of purchases of Bancorporation’s voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. During the quarter and six months ended June 30, 2005, Bancorporation did not repurchase any shares of its outstanding classes of stock pursuant to that authority.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

ANALYSIS OF RESULTS OF OPERATIONS

Net interest income

Net interest income represents the principal source of earnings for Bancorporation. Tables 2 and 3 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and six month periods ended June 30, 2005 and 2004.

Table 2: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance

	As of and for the Quarter Ended June 30,
	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2005	2004	2005	2004	2005	2004	Yield /Rate	Volume
Interest-earning assets:
Loans (3)	$3,252,600	$3,016,043	$51,756	$43,626	6.38%	5.82%	$4,358	$3,773	$8,131
Investment securities: (4)
Taxable	963,916	894,919	6,435	4,894	2.67	2.19	1,079	461	1,540
Non-taxable	9,066	9,288	139	147	6.13	6.33	(5)	(3)	(8)
Federal funds sold	306,554	140,793	2,227	338	2.91	0.97	683	1,206	1,889

Total interest-earning assets	4,532,136	4,061,043	60,557	49,005	5.36%	4.85%	6,115	5,437	11,552

Noninterest-earning assets:
Cash and due from banks	159,750	155,577
Premises and equipment	166,470	144,978
Other, less allowance for loan losses	99,391	77,597

Total noninterest-earning assets	425,611	378,152

Total assets	$4,957,747	$4,439,195

Interest-bearing liabilities:
Deposits	$3,339,616	$3,097,712	$13,325	$9,067	1.60%	1.18%	$3,290	$968	4,258
Short-term borrowings	228,813	170,797	1,543	372	2.70	0.88	779	392	1,171
Long-term debt	200,463	102,577	3,231	1,767	6.45	6.89	(114)	1,578	1,464

Total interest-bearing liabilities	3,768,892	3,371,086	18,099	11,206	1.93%	1.34%	3,955	2,938	6,893

Noninterest-bearing liabilities:
Demand deposits	774,403	692,027
Other liabilities	29,582	25,339

Total noninterest-bearing liabilities	803,985	717,366

Total liabilities	4,572,877	4,088,452

Stockholders’ equity	384,870	350,743

Total liabilities and stockholders’ equity	$4,957,747	$4,439,195

Net interest spread					3.43%	3.51%

Net interest income:			$42,458	$37,799			$2,160	$2,499	$4,659

to average assets					3.44%	3.42%

to average interest-earning assets					3.76%	3.74%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $176 and $204 for the quarters ended June 30, 2005 and 2004, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.
(4)	Yields on available-for-sale securities calculated based on amortized cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Table 3: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance

	As of and for the Six Months Ended June 30,
	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2005	2004	2005	2004	2005	2004	Yield /Rate	Volume
Interest-earning assets:
Loans (3)	$3,200,431	$2,983,888	$99,693	$86,836	6.28%	5.85%	$6,058	$6,799	$12,857
Investment securities: (4)
Taxable	942,793	903,201	12,069	10,094	2.57	2.25	1,466	509	1,975
Non-taxable	8,695	10,119	269	329	6.19	6.50	(16)	(44)	(60)
Federal funds sold	272,802	145,574	3,677	697	2.72	0.96	1,250	1,730	2,980

Total interest-earning assets	4,424,721	4,042,782	115,708	97,956	5.27%	4.87%	8,758	8,994	17,752

Noninterest-earning assets:
Cash and due from banks	164,436	158,349
Premises and equipment	162,368	141,917
Other, less allowance for loan losses	86,834	77,862

Total noninterest-earning assets	413,638	378,128

Total assets	$4,838,359	$4,420,910

Interest-bearing liabilities:
Deposits	$3,300,929	$3,116,446	$25,209	$18,438	1.54%	1.19%	$5,350	$1,421	$6,771
Short-term borrowings	211,894	166,867	2,668	681	2.54	0.82	1,415	572	1,987
Long-term debt	163,119	87,467	5,234	3,259	6.42	7.45	(453)	2,428	1,975

Total interest-bearing liabilities	3,675,942	3,370,780	33,111	22,378	1.81%	1.33%	6,312	4,421	10,733

Noninterest-bearing liabilities:
Demand deposits	752,573	675,746
Other liabilities	29,525	26,189

Total non-interest-bearing liabilities	782,098	701,935

Total liabilities	4,458,040	4,072,715

Stockholders’ equity	380,319	348,195

Total liabilities and stockholders’ equity	$4,838,359	$4,420,910

Net interest spread					3.46%	3.54%

Net interest income:			$82,597	$75,578			$2,446	$4,573	$7,019

to average assets					3.44%	3.44%

to average interest-earning assets					3.76%	3.76%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $370 and $430 for the six months ended June 30, 2005 and 2004, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.
(4)	Yields on available-for-sale securities calculated based on amortized cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Net interest income (continued)

Current quarter compared to prior year quarter

Net interest income on a tax equivalent basis increased $4,659 or by 12.33% for the quarter ended June 30, 2005, over the comparable period in 2004. The increase in net interest income was primarily due to an increase in net interest income to average interest-earning assets (“net interest margin”) and 11.60% growth in average interest-earning assets during the comparable periods.

Net interest margin increased from 3.74% for the quarter ended June 30, 2004 to 3.76% for the quarter ended June 30, 2005. The net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) declined by 8 basis points from 3.51% for the quarter ended June 30, 2004 to 3.43% for the quarter ended June 30, 2005. The decrease in the net interest spread during the quarter was due to the increase in the cost of interest-bearing liabilities exceeding the increase in the yield on interest-earning assets. The decline in the net interest spread was offset by the fact that average interest-earning assets exceeded average interest-bearing liabilities by $763,244 for the quarter ended June 30, 2005, causing the net interest margin to improve by 2 basis points (the impact of excess average interest-earning assets over average interest-bearing liabilities offset the 8 basis point decline in the net interest spread by 10 basis points when calculating the net interest margin). The excess of average interest-earning assets over average interest-bearing liabilities is primarily driven by demand deposit growth.

The yield on interest-earning assets increased from 4.85% for the quarter ended June 30, 2004 to 5.36% for the quarter ended June 30, 2005, or by 51 basis points, while the cost of interest-bearing liabilities increased from 1.34% to 1.93%, or by 59 basis points. The increase in the yield on interest-earning assets was primarily due to increases in the yields on loans (from 5.82% for the quarter ended June 30, 2004 to 6.38% for the quarter ended June 30, 2005) and investment securities (from 2.24% for the quarter ended June 30, 2004 to 2.70% for the quarter ended June 30, 2005). The increase in yields on interest-earning assets is due to the increasing interest rate environment. See discussion about the rising interest rate environment at the end of the next paragraph.

The increase in the cost of interest-bearing liabilities was primarily due to an increase in the rates paid on interest-bearing deposits (from 1.18% for the quarter ended June 30, 2004 to 1.60% for the quarter ended June 30, 2005) and an increase in rates paid on short-term borrowings (from .88% for the quarter ended June 30, 2004 to 2.70% for the quarter ended June 30, 2005). The increase in the rates paid on interest-bearing deposits was due primarily to an increase in the rates paid on municipal deposits (from .99% for the quarter ended June 30, 2004 to 2.66% for the quarter ended June 30, 2005) and an increase in rates paid on certificate of deposits (from 1.90% for the quarter ended June 30, 2004 to 2.31% for the quarter ended June 30, 2005). Rates paid on short-term borrowings and municipal deposits are tied to the three month Treasury bill rate, the rate on which increased from 1.31% at June 30, 2004 to 3.06% at June 30, 2005. Rates paid on interest-bearing deposits have also increased due to the rising interest rate environment. Since June 30, 2004, the Federal Reserve has raised the federal funds rate 9 times from 1.25% to 3.25% at June 30, 2005. The prime interest rate has increased from 4.00% to 6.25% over that same period.

Current year-to-date period compared to prior year-to-date period

Net interest income on a tax equivalent basis increased $7,019 or by 9.29% for the six months ended June 30, 2005, over the comparable period in 2004. The increase in net interest income was primarily due to 9.45% average interest-earning asset growth during the comparable periods.

Net interest margin was 3.76% for the six months ended June 30, 2005 and June 30, 2004. The net interest spread decreased from 3.54% to 3.46% or by 8 basis points. The decline in the net interest spread was offset by the same factor discussed in the previous section.

The decrease in the net interest spread during the period was due to the increase in the cost of interest-bearing liabilities exceeding the increase in the yield on interest-earning assets. The yield on interest-earning assets increased from 4.87% for the six months ended June 30, 2004 to 5.27% for the six months ended June 30, 2005, or by 40 basis points, while the cost of interest-bearing liabilities increased from 1.33% to 1.81%, or by 48 basis points. The increase in the yield on interest-earning assets was primarily due to increases in the yields on loans (from 5.85% for the six months ended June 30, 2004 to 6.28% for the six months ended June 30, 2005) and investment securities (from 2.30% for the six months ended June 30, 2004 to 2.60% for the six months ended June 30, 2005).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

The increase in the cost of interest-bearing liabilities was primarily due to an increase in the rates paid on interest-bearing deposits (from 1.19% for the six months ended June 30, 2004 to 1.54% for the six months ended June 30, 2005) and an increase in rates paid on short-term borrowings (from 0.82% for the six months ended June 30, 2004 to 2.54% for the six months ended June 30, 2005). The increase in the rates paid on interest-bearing deposits was due primarily to an increase in the rates paid on municipal deposits (from .94% for the six months ended June 30, 2004 to 2.46% for the six months ended June 30, 2005) and an increase in rates paid on certificate of deposits (from 1.91% for the six months ended June 30, 2004 to 2.24% for the six months ended June 30, 2005). Rates paid on interest-bearing deposits and short-term borrowings increased due to the same factors discussed in the previous section.

Noninterest income and expense

Current quarter compared to prior year quarter

Noninterest income decreased by $1,362 or by 8.66% for the quarter ended June 30, 2005, compared to the same period in 2004. The most significant components of the change in noninterest income were a $1,346 decrease in mortgage income and a $662 decrease in the gain on sale of investment securities, partially offset by an increase of $413 in service charges on deposits.

The decrease in mortgage income was primarily related to a $1,445 increase in amortization expense on mortgage serving rights. The increase in amortization expense was primarily related to the recording of impairment during the quarter ended June 30, 2005 totaling $307 compared to recapture of impairment of $1,216 recorded during the quarter ended June 30, 2004.

Noninterest expense increased by $217 or by 0.57% for the quarter ended June 30, 2005 over the comparable period in 2004. The most significant components of the change in noninterest expense were a $720 increase in salaries and employee benefits, a $359 increase in net occupancy expense and a $249 increase in furniture and equipment expense, partially offset by a decrease of $1,116 in other noninterest expense and a net decrease of $292 in amortization expense. The increase in salary expense was primarily due to increases in salaries related to the PCCC acquisition and increases in employee benefits costs. The increase in net occupancy and furniture and equipment expense relates primarily to an increase in depreciation expense of $529. Other noninterest expense declined primarily due to $1,017 in branding campaign expenses incurred in the second quarter of 2004 which were not incurred in 2005. The net decrease in amortization expense is primarily due to the run off of core deposit intangible on prior acquisitions.

Current year-to-date period compared to prior year-to-date period

Noninterest income increased by $132 or by 0.46% for the six months ended June 30, 2005, compared to the same period in 2004. The more significant changes in noninterest income consisted of a $725 increase in the gain on sale of fixed assets and a $219 increase in bankcard fees, partially offset by a decrease in the gain on sale of investment securities of $911.

Noninterest expense increased by $1,266, or by 1.70%, for the six months ended June 30, 2005 over the comparable period in 2004. The most significant components of the change in noninterest expense were a $701 increase in salaries and employee benefits, a $675 increase in net occupancy expense and a $563 increase in furniture and equipment expense, partially offset by a $932 decrease in other noninterest expense and a net decrease of $467 in amortization expense. The changes in noninterest expense were due to the same reasons explained above for the quarter ended June 30, 2005.

Income taxes

Total income tax expense increased by $1,871 or 42.25% for the quarter ended June 30, 2005 compared to the same period in 2004. Total income tax expense increased by $2,911 or 32.39% for the six months ended June 30, 2005 compared to the same period in 2004. The effective tax rate was 36.00% and 35.40% for the quarters and six months ending June 30, 2005 and June 30, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management has considered the effects of the PCCC acquisition and the issuance of the $75,000 subordinated debt as part of the market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and believes there are no material changes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

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

(b)	Changes in Internal Control Over Financial Reporting

In connection with the above evaluation of the effectiveness of Bancorporation’s disclosure controls and procedures, no change in Bancorporation’s internal control over financial reporting was identified during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bancorporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Bancorporation was held on April 21, 2005. At the meeting, shareholders voted to elect 19 directors for terms of one year or until their respective successors are duly elected and qualified. The 19 nominees, listed below, were elected as directors for a term of 1 year.

Nominees	For	Withheld	Broker Non-Votes
C.H. Ames	830,090	2,093	1,757
J.B. Apple	828,928	3,255	1,757
R.W. Blackmon	831,717	466	75
P.M. Bristow	828,977	3,206	1,757
G.H. Broadrick	830,035	2,148	1,757
W.C. Cottingham	831,737	446	75
D.E. Dukes	830,090	2,093	1,757
M.C. Garner, Jr.	831,772	411	75
W.E. Hancock, III	831,772	411	75
R.B. Haynes	830,090	2,093	1,757
W.E. Haynes	830,090	2,093	1,757
L.M. Henderson	831,772	411	75
F.B. Holding	828,922	3,261	1,757
K.B. Marsh	831,772	411	75
C.S. McLaurin, III	830,055	2,128	1,757
N.W. Morrisette, Jr.	831,717	466	75
E.P. Palmer	831,737	446	75
W.E. Sellars	830,035	2,148	1,757
H.F. Sherrill	830,035	2,148	1,757

No other matters were voted on at the meeting, and there was no solicitation in opposition to management’s Nominees listed in the Proxy Statement.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibits – The following exhibits are either attached hereto or incorporated by reference:

3.1	Registrant’s Bylaws, as amended (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated April 21, 2005).

4.1	Indenture dated April 5, 2005, between First Citizens Bancorporation, Inc., as Issuer, and Deutsche Bank Trust Company America, as Trustee (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated April 5, 2005).

4.2	First Supplemental Indenture dated April 5, 2005, between First Citizens Bancorporation, Inc., as Issuer, and Deutsche Bank Trust Company America, as Trustee (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated April 5, 2005).

10.1	Consulting Agreement between Tommy B. Wessinger, People’s Community Bank of South Carolina and First Citizens Bank and Trust Company, Inc. (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated May 11, 2005).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CITIZENS BANCORPORATION, INC.
(Registrant)

Dated: August 9, 2005

	By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer

EXHIBIT INDEX

3.1	Registrant’s Bylaws, as amended (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated April 21, 2005).

4.1	Indenture dated April 5, 2005, between First Citizens Bancorporation, Inc., as Issuer, and Deutsche Bank Trust Company America, as Trustee (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated April 5, 2005).

4.2	First Supplemental Indenture dated April 5, 2005, between First Citizens Bancorporation, Inc., as Issuer, and Deutsche Bank Trust Company America, as Trustee (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated April 5, 2005).

10.1	Consulting Agreement between Tommy B. Wessinger, People’s Community Bank of South Carolina and First Citizens Bank and Trust Company, Inc. (incorporated herein by reference from exhibits to Registrant’s Current Report on Form 8-K dated May 11, 2005).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)