Form 10-Q
period 2005-09-30
FIRST CITIZENS BANCORPORATION INC
filed 2005-11-08
CIK 708848

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Voting Common Stock, $5.00 Par Value	862,505 Shares
Non-Voting Common Stock, $5.00 Par Value	36,409 Shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED (Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$188,945	$162,620
Federal funds sold	115,882	111,554

Total cash and cash equivalents	304,827	274,174

Investment securities:
Held-to-maturity, at amortized cost (fair value: September 30, 2005 - $ 14,461; December 31, 2004 - $14,902)	14,562	14,829
Available-for-sale, at fair value	999,282	889,590

Total investment securities	1,013,844	904,419

Loans and leases, net	3,620,862	3,124,197
Less: Allowance for loan losses	(48,416)	(43,623)

Net loans and leases	3,572,446	3,080,574

Premises and equipment, net	186,335	154,823
Interest receivable	21,539	16,460
Goodwill	112,463	24,549
Other intangible assets	40,724	36,712
Other assets	66,619	41,940

Total assets	$5,318,797	$4,533,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$826,661	$713,321
Time and savings	3,549,078	3,135,052

Total deposits	4,375,739	3,848,373

Short-term borrowings	255,021	164,547
Long-term debt	246,698	125,361
Other liabilities	36,823	25,914

Total liabilities	4,914,281	4,164,195

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock	3,111	3,111
Non-voting common stock - $5.00 par value, authorized 1,000,000; issued and outstanding September 30, 2005 and December 31, 2004 - 36,409	182	182
Voting common stock - $5.00 par value, authorized 2,000,000; issued and outstanding September 30, 2005 and December 31, 2004 - 862,505	4,313	4,313
Surplus	65,081	65,081
Undivided profits	314,545	279,401
Accumulated other comprehensive income	17,284	17,368

Total stockholders’ equity	404,516	369,456

Total liabilities and stockholders’ equity	$5,318,797	$4,533,651

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(Dollars in thousands, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$60,033	$45,044	$159,450	$131,566
Interest on investment securities:
Taxable	7,631	5,151	19,699	15,245
Non-taxable	171	91	346	305
Federal funds sold	985	442	4,662	1,139

Total interest income	68,820	50,728	184,157	148,255

Interest expense:
Interest on deposits	15,818	9,451	41,026	27,890
Interest on short-term borrowings	2,041	611	4,709	1,291
Interest on long-term debt	3,659	1,955	8,893	5,214

Total interest expense	21,518	12,017	54,628	34,395

Net interest income	47,302	38,711	129,529	113,860
Provision for loan losses	929	1,349	3,367	5,505

Net interest income after provision for loan losses	46,373	37,362	126,162	108,355

Noninterest income:
Service charges on deposits	9,868	8,860	27,402	26,415
Commissions and fees from fiduciary activities	1,111	759	2,612	2,343
Mortgage income	2,091	684	4,826	3,277
Bankcard discount and fees	2,018	1,820	5,461	5,046
Gain on sale of investment securities	533	—	474	852
Other	1,684	889	5,401	3,819

Total noninterest income	17,305	13,012	46,176	41,752

Noninterest expense:
Salaries and employee benefits	20,250	18,221	57,792	55,066
Net occupancy expense	3,589	3,176	10,185	9,099
Furniture and equipment expense	2,456	2,110	6,997	6,086
Bankcard fees	2,195	1,940	6,110	5,550
Data processing fees	3,429	3,238	10,237	9,623
Amortization expense	2,296	2,252	6,344	6,768
Other	5,942	5,675	18,099	18,759

Total noninterest expense	40,157	36,612	115,764	110,951

Income before income tax expense	23,521	13,762	56,574	39,156
Income tax expense	8,468	4,872	20,366	13,861

Net income	$15,053	$8,890	$36,208	$25,295

Net income per common share	$16.70	$9.83	$40.15	$27.89
Weighted average common shares outstanding	898,914	899,899	898,914	902,760

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME - UNAUDITED

(Dollars in thousands, except per share data)

	Number of Common Shares	Preferred Stock	Non- Voting Common Stock	Voting Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
Balance at December 31, 2003	905,481	$3,111	$182	$4,345	$65,081	$247,647	$19,217	$339,583
Comprehensive income:
Net income						25,295		25,295
Change in net unrealized gain on investment securities available-for-sale, net of tax benefit of $1,917							(3,559)	(3,559)
Reclassification adjustment for gains on securities available-for-sale included in net income, net of taxes of $298							(554)	(554)

Total comprehensive income								21,182

Reacquired voting common stock	(6,567)			(32)		(3,381)		(3,413)
Common stock dividends ($1.05 per share)						(1,093)		(1,093)
Preferred stock dividends						(121)		(121)

Balance at September 30, 2004	898,914	3,111	182	4,313	65,081	268,347	15,104	356,138
Comprehensive income:
Net income						11,414		11,414
Change in net unrealized gain on investment securities available-for-sale, net of taxes of $1,220							2,264	2,264

Total comprehensive income								13,678

Common stock dividends ($0.35 per share)						(315)		(315)
Preferred stock dividends						(45)		(45)

Balance at December 31, 2004	898,914	3,111	182	4,313	65,081	279,401	17,368	369,456
Comprehensive income:
Net income						36,208		36,208
Change in net unrealized gain on investment securities available-for-sale, net of taxes of $121							224	224
Reclassification adjustment for gains on securities available-for-sale included in net income, net of taxes of $166							(308)	(308)

Total comprehensive income								36,124

Common stock dividends ($1.05 per share)						(943)		(943)
Preferred stock dividends						(121)		(121)

Balance at September 30, 2005	898,914	$3,111	$182	$4,313	$65,081	$314,545	$17,284	$404,516

The accompanying notes are an integral part of these consolidated financial statements.

FIRST CITIZENS BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$36,208	$25,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,367	5,505
Depreciation and amortization	17,130	16,880
Net accretion of discount on investment securities	1,409	2,479
Deferred income tax benefit	(59)	(492)
Gain on sales of premises and equipment	(860)	(130)
Increase in interest receivable	(2,996)	(1,077)
Increase (decrease) in interest payable	2,879	(989)
Origination of mortgage loans held-for-resale	(256,858)	(155,739)
Proceeds from sales of mortgage loans held-for-resale	246,280	156,065
Gain on sale of mortgage loans held-for-resale	(2,572)	(1,845)
Gain on sale of investment securities	(474)	(852)
Increase in other assets	(4,524)	(1,050)
Increase in other liabilities	5,399	583

Net cash provided by operating activities	44,329	44,633

Cash flows from investing activities:
Net increase in loans and leases	(153,420)	(147,391)
Calls, maturities and prepayments of investment securities held-to-maturity	8,177	6,415
Purchases of investment securities held-to-maturity	(3,994)	(3,013)
Proceeds from maturities and calls of investment securities available-for-sale	339,130	298,783
Proceeds from sales of investment securities available-for-sale	15,395	173,542
Purchases of investment securities available-for-sale	(376,309)	(462,206)
Proceeds from sales of premises and equipment	2,959	450
Purchases of premises and equipment	(36,092)	(26,270)
Decrease in other real estate owned	1,350	3,199
Investment in Federal Home Loan Bank stock	(9,462)	—
Purchase of institutions, net of cash acquired	(101,493)	—

Net cash used in investing activities	(313,759)	(156,491)

Cash flows from financing activities:
Net increase in deposits	142,453	72,425
Increase in short-term borrowings	90,071	36,270
Increase in long-term debt, net	68,623	51,547
Dividends paid	(1,064)	(1,214)
Acquisition of common stock	—	(3,413)

Net cash provided by financing activities	300,083	155,615

Net increase in cash and cash equivalents	30,653	43,757
Cash and cash equivalents at beginning of period	274,174	221,330

Cash and cash equivalents at end of period	$304,827	$265,087

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

B. Allowance for Loan Losses

	For the quarter ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Allowance for loan losses:
Balance at beginning of period	$45,100	$43,690	$43,623	$51,992	$52,188
Acquisition on May 1, 2005	—	1,125	—	—	—
Acquisition on July 1, 2005	3,350	—	—	—	—
Provision for loan losses	929	1,121	1,318	(4,807)	1,349

Loans charged off	(1,558)	(1,225)	(1,562)	(1,889)	(2,118)
Recoveries on loans previously charged off	595	389	311	519	573

Net charge-offs	(963)	(836)	(1,251)	(1,370)	(1,545)
Reclassification of allowance related to unfunded commitments to other liabilities	—	—	—	(2,192)	—

Balance at end of period	$48,416	$45,100	$43,690	$43,623	$51,992

C. Goodwill and Other Intangibles

The carrying amount of goodwill increased from $24,549 at December 31, 2004 to $112,463 at September 30, 2005 due to the acquisition of People’s Community Capital Corporation (“PCCC”) on May 1, 2005 and Summit Financial Corporation (“Summit”) on July 1, 2005. See further discussion of the PCCC and Summit acquisitions under Note E.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data) (continued)

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2005 are as follows:

	Core Deposit and Other Intangibles	Mortgage Servicing Rights*	Total
Balance - December 31, 2004	$30,386	$6,326	$36,712
Amortization	(6,344)	(1,391)	(7,735)
Net recapture of impairment of mortgage servicing rights	—	1,050	1,050
Servicing rights originated	—	1,902	1,902
PCCC acquisition	2,426	—	2,426
Summit acquisition	5,630	—	5,630
Acquisition of deposits	739	—	739

Balance - September 30, 2005	$32,837	$7,887	$40,724

*	Balance shown is net of valuation allowance. Valuation allowance for mortgage servicing rights was $606 and $1,656 as of September 30, 2005 and December 31, 2004, respectively.

Amortization expense on core deposit and other intangibles was $6,344 and $6,768 for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense on core deposit intangibles was $2,296 and $2,252 for the quarters ended September 30, 2005 and 2004, respectively

For the quarter ended September 30, 2005, amortization expense related to mortgage servicing rights, included as a component of mortgage income in the Consolidated Statements of Income, was negative $129. Amortization expense of $508 was offset by the recapture of mortgage servicing rights impairment of $637. For the quarter ended September 30, 2004, amortization expense related to mortgage servicing rights, included as a component of mortgage income in the Consolidated Statements of Income, was $855 which included mortgage servicing rights impairment of $452.

For the nine months ended September 30, 2005, amortization expense related to mortgage servicing rights, included as a component of mortgage income in the Consolidated Statements of Income, was $341. Amortization expense of $1,391 was offset by the recapture of mortgage servicing rights impairment of $1,050. For the nine months ended September 30, 2004, amortization expense related to mortgage servicing rights, included as a component of mortgage income in the Consolidated Statements of Income, was $1,130 which included recapture of mortgage servicing rights impairment of $229.

D. Federal Home Loan Bank Stock

On June 13, 2005, First Citizens Bank and Trust Company, Inc. (“First Citizens”), a wholly-owned subsidiary of Bancorporation, was approved to become a member of the Federal Home Loan Bank of Atlanta (“FHLB”). As a condition of membership, on June 29, 2005, First Citizens purchased $9,462 of capital stock of the FHLB. The capital stock cannot be sold as long as First Citizens is a member of the FHLB. The amount of the investment will increase as additional borrowings are made. Due to the redemptive provisions of the FHLB, this stock is carried at cost. As of September 30, 2005, an investment in FHLB of $12,342 is reflected in Other Assets in the Consolidated Statements of Condition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data) (continued)

E. Mergers and acquisitions

On May 1, 2005, First Citizens acquired 100% of the outstanding shares of PCCC, parent of People’s Community Bank of South Carolina. As a result of this acquisition, the Company expects to gain market share in Aiken county.

First Citizens paid $30.00 in cash for 1,179,237 shares of PCCC’s common stock for an aggregate purchase price of $35,377. The purchase price resulted in $22,151 goodwill and $2,426 in core deposit and other intangibles. The core deposit intangible and other intangibles will be amortized over 53 and 60 months, respectively, using straight-line amortization.

On July 1, 2005, First Citizens acquired 100% of the outstanding shares of Summit, parent of Summit National Bank. As a result of this acquisition, the Company expects to gain market share in Greenville and Spartanburg counties.

First Citizens paid $22.00 in cash for 4,939,214 shares of Summit’s common stock for an aggregate purchase price of $108,663. The purchase price resulted in $62,893 goodwill and $5,630 in core deposit and other intangibles. The core deposit intangible and other intangibles will be amortized over 64 and 36 months, respectively, using straight-line amortization.

Goodwill for both these acquisitions will not be amortized, but instead evaluated at least annually for impairment. An additional $2,870 of incremental costs were capitalized in goodwill related to the acquisitions. Any future write down of goodwill and the amortization of intangible assets are not deductible for tax purposes.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition for PCCC and Summit.

	PCCC	Summit	Combined
Cash and due from banks	$3,298	$30,584	$33,882
Investment securities	38,539	53,631	92,170
Loans and leases, net	79,990	251,739	331,729
Premises and equipment, net	2,995	4,499	7,494
Goodwill	22,151	62,893	85,044
Other intangible assets	2,426	5,630	8,056
Other assets	2,786	12,127	14,913

Total assets acquired	152,185	421,103	573,288

Deposits	(107,371)	(267,713)	(375,084)
Short-term borrowings	(2,903)	—	(2,903)
Long-term debt	(6,500)	(43,714)	(50,214)
Other liabilities	(34)	(1,013)	(1,047)

Total liabilities assumed	(116,808)	(312,440)	(429,248)

Net assets acquired	$35,377	$108,663	$144,040

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Dollars in thousands, except per share data) (continued)

Operating results of PCCC and Summit are included in the consolidated financial statements since the date of the respective acquisitions. The following table presents pro forma information as if the above acquisitions had occurred on January 1, 2004 and 2005. The pro forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits assumed, interest expense on subordinated debt issued, and the related income tax affects. The 2005 historical results of Summit and PCCC have been adjusted by $5,537, net of taxes, for the settlement of stock compensation expense prior to the merger triggered by the change in control. The pro forma financial information below is required in accordance with Statement of Accounting Standards (“SFAS”) No. 141 – “Business Combinations” and is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	For the nine months ended September 30,
	2005	2004
Net interest income	$136,170	$122,652
Net income	37,014	25,566

Earnings per share	$41.04	$28.31

F. Employee benefits

The following table details the components of pension expense recognized as a component of salaries and employee benefits in Bancorporation’s Consolidated Statements of Income:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service costs	$979	$813	$2,802	$2,415
Interest costs	897	837	2,690	2,486
Expected return on plan assets	(1,227)	(1,024)	(3,680)	(3,043)
Recognized net actuarial loss	283	274	850	815

Net pension expense	$932	$900	$2,662	$2,673

Bancorporation previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that the estimated employer contribution for 2005 was $4,000. In March 2005 and April 2005, Bancorporation made an additional contribution of $5,035 related to 2004 and its entire 2005 contribution of $4,130, respectively, which resulted in prepaid pension cost increasing to $17,283 as of September 30, 2005 from $10,780 as of December 31, 2004.

G. Earnings per share

Bancorporation’s earnings per common share were calculated as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$15,053	$8,890	$36,208	$25,295
Less: Preferred stock dividends	(40)	(40)	(121)	(121)

Net income applicable to common stock	$15,013	$8,850	$36,087	$25,174

Weighted average common shares outstanding	898,914	899,899	898,914	902,760

Net income per common share	$16.70	$9.83	$40.15	$27.89

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

As a result of the PCCC and Summit acquisitions, Bancorporation had advances outstanding from the FHLB of $47,298 as of September 30, 2005. FHLB advances represent borrowings from the FHLB pursuant to a line of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences, home equity lines of credit, multi-family real estate, and commercial real estate. Advances have various maturity dates, terms and repayment schedules with fixed or variable rates of interest, payable monthly on maturities of one year or less and payable quarterly on maturities over one year. These advances were collateralized by qualifying loans held by First Citizens. Additional borrowings are available by pledging additional collateral and purchasing additional stock in FHLB. The advances are subject to prepayment penalties and the convertible advance is subject to call at the option of the FHLB.

At September 30, 2005, fixed rate FHLB advances had initial maturities from one to ten years. At September 30, 2005, included in the four, five and greater than five year maturities, detailed below, were advances totaling $19,382 subject to call provisions at the option of the FHLB with call dates ranging from December 2005 to March 2008. Call provisions are more likely to be exercised by the FHLB when prevailing interest rates rise. Advances totaling $3,002 at September 30, 2005 were at variable rates based on three month LIBOR and were priced at from 3.83% to 3.92% as of September 30, 2005, depending on the reset date.

Advances from the FHLB, including scheduled maturities subsequent to year end, at September 30 consist of the following:

	At September 30, 2005
Maturing in the year ended December 31,	Amount	Weighted Rate
2005	$1,302	3.97%
2006	9,792	3.67
2007	6,362	3.49
2008	13,146	3.14
2009	5,054	2.76
Thereafter	11,642	3.40

	$47,298	3.30%

I. Comprehensive Income

Comprehensive income was $15,851 and $12,229 for the quarters ended September 30, 2005 and 2004, respectively.

J. Subsequent events

On October 20, 2005, Bancorporation’s Board of Directors declared a $0.35 dividend on common stock to shareholders of record on November 15, 2005, payable November 25, 2005.

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

EXECUTIVE OVERVIEW OF THIRD QUARTER RESULTS

Following are the highlights of Bancorporation’s third quarter results. Please refer to the following sections for a further discussion of factors causing the fluctuations in major balance sheet and income statement categories for the third quarter of 2005.

Financial Results

•	Since December 31, 2004, Bancorporation’s total assets have grown from $4,533,651 to $5,318,797, an increase of $785,146, or by 17.32%. The asset category that experienced the largest increase was loans and leases which grew by $496,665, or by 15.90%, during the first nine months of 2005. On May 1, 2005 and July 1, 2005, First Citizens completed its acquisition of People’s Community Capital Corporation (“PCCC”) and Summit Financial Corporation (“Summit”), respectively. As a result of these acquisitions, gross loans totaling $81,115 and $255,089, respectively, were recorded.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

•	Due to the acquisitions of PCCC and Summit, goodwill increased by $87,914 since December 31, 2004.

•	Since December 31, 2004, Bancorporation’s total deposits have grown from $3,848,373 to $4,375,739, an increase of $527,366, or 13.70%. As a result of the PCCC and Summit acquisitions, deposits totaling $107,371 and $267,713, respectively, were recorded.

•	Consolidated net income for the third quarter of 2005 totaled $15,053, an increase of 69.33% compared to the $8,890 earned during the third quarter of 2004. On a per share basis, earnings for the quarter ended September 30, 2005, were $16.70, compared to $9.83 for the same quarter in 2004, an increase of 69.89%. Bancorporation’s earnings for the third quarter of 2005 produced an annualized return on average assets of 1.13% and an annualized return on stockholders’ equity of 15.01% compared to .79% and 10.00%, respectively, for the third quarter of 2004.

•	Consolidated net income for the nine months ended September 30, 2005 totaled $36,208, an increase of 43.14% compared to the $25,295 earned for the nine months ended September 30, 2004. On a per share basis, earnings for the nine months ended September 30, 2005, were $40.15, compared to $27.89 for the same period in 2004, an increase of 43.96%. Bancorporation’s earnings for the nine months ended September 30, 2005 produced an annualized return on average assets of .97% and an annualized return on stockholders’ equity of 12.53% compared to .76% and 9.65%, respectively, for the same period in 2004.

•	Results for the quarter and nine months ended September 30, 2005 compared to the same periods last year reflect continued growth in net interest income, growth in noninterest income, continued improvement in credit quality trends (particularly net charge-off trends), and disciplined noninterest expense growth.

Other Developments

•	On September 13, 2005, the Board of Directors of Bancorporation (the “Board”) approved a going-private transaction in which holders of 170 or fewer shares of Bancorporation’s voting common stock will generally receive $735.00 per share in cash for their shares, with holders of more than 170 shares of Bancorporation’s voting common stock retaining their shares. Bancorporation estimates that cash of approximately $21,752 will be required to pay for the shares of its voting common stock being cashed out. Because the actual number of shares that will be cashed out in the transaction is not currently known, Bancorporation does not know the total amount of cash that will ultimately be paid. The Board has reserved the right to decline to proceed with the transaction before it becomes effective if the Board deems it inadvisable to consummate the transaction.

The transaction will be effected by means of a merger of an interim corporation with and into Bancorporation and is subject to approval by Bancorporation’s shareholders. The transaction is expected to be completed in the fourth quarter of 2005 or first quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Table 1 provides summary information on selected ratios, and average and year-to-date balances.

Table 1: Selected Summary Information

	As of and for the Quarter Ended September 30,		As of and for the Nine Months Ended September 30,
	2005	2004	2005	2004
Selected performance ratios:
Return on average assets (annualized)	1.13%	.79%	.97%	.76%
Return on average stockholders’ equity (annualized)	15.01%	10.00%	12.53%	9.65%
Net interest income to average interest-earning assets (tax equivalent)	3.98%	3.78%	3.84%	3.77%
Dividends per common share	$0.35	$0.35	$1.05	$1.05

Selected average balances:
Total assets	$5,291,739	$4,473,202	$4,991,135	$4,438,468
Interest-earning assets	4,735,957	4,096,434	4,529,605	4,060,796
Investment securities	1,020,378	897,088	974,703	907,870
Loans and leases, net	3,600,051	3,071,607	3,335,101	3,013,341
Deposits	4,362,276	3,791,227	4,157,546	3,791,867
Noninterest-bearing deposits	826,662	712,241	777,529	688,000
Interest-bearing deposits	3,535,614	3,078,986	3,380,017	3,103,867
Interest-bearing liabilities	4,035,537	3,382,019	3,797,125	3,374,552
Stockholders’ equity	397,817	353,555	386,218	349,995

			As of September 30, 2005	As of December 31, 2004
Capital ratios:
Total capital			13.53%	14.18%
Tier I capital			9.79%	12.44%
Tier I leverage			6.64%	8.88%

Selected period-end balances:
Total assets			$5,318,797	$4,533,651
Interest-earning assets			4,750,588	4,140,170
Investment securities			1,013,844	904,419
Loans and leases, net			3,620,862	3,124,197
Deposits			4,375,739	3,848,373
Noninterest-bearing deposits			826,661	713,321
Interest-bearing deposits			3,549,078	3,135,052
Interest-bearing liabilities			4,050,797	3,424,960
Long-term debt			246,698	125,361
Stockholders’ equity			404,516	369,456

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

ANALYSIS OF FINANCIAL CONDITION

Acquisitions

Goodwill increased from $24,549 at December 31, 2004 to $112,463 at September 30, 2005, or by $87,914. The increase related to the goodwill recorded as a result of the acquisitions of PCCC and Summit by First Citizens on May 1, 2005 and July 1, 2005, respectively. In addition to goodwill, total loans of $336,204, deposits of $375,084 and core deposit and other intangibles of $8,056 were recorded in these acquisitions.

Investment securities

As of September 30, 2005, the investment portfolio totaled $1,013,844 compared to $904,419 at December 31, 2004 (an increase of 12.10%). The increase in the investment portfolio since December 31, 2004 was primarily due to investments acquired from PCCC and Summit. As of September 30, 2005, $73,723 of investments related to these acquisitions were recorded in the Consolidated Statements of Condition. The remainder of the increase related to the purchase of additional securities to collateralize both municipal deposits and short-term borrowings in the form of repurchase agreements with customers. Short-term borrowings and municipal deposits have increased by $99,213 since December 31, 2004. Bancorporation continues to invest primarily in short-term U.S. government obligations and agency securities to minimize credit, interest rate and liquidity risks. The investment portfolio consisted of 92.11% and 91.24% U.S. government and agency securities as of September 30, 2005 and December 31, 2004, respectively. The remainder of the investment portfolio consisted of corporate bonds, mortgage-backed securities, municipal bonds, and equity securities.

On September 30, 2005, Bancorporation held certain investments having continuous unrealized loss positions for more than 12 months with a fair market value totaling $330,732 and an unrealized loss position totaling $4,132. Substantially all of these investments were in U.S. government agencies and entities and we expect that these securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because Bancorporation has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, Bancorporation has not recognized any other-than-temporary impairment in connection with these investments.

Loans

At September 30, 2005, loans and leases (net of deferred fees and costs) totaled $3,620,862, compared to $3,124,197 at December 31, 2004, an annualized increase of 21.20%. Of the $496,665 increase since December 31, 2004, $81,115 was the result of the PCCC acquisition on May 1, 2005, and $255,089 was the result of the Summit acquisition on July 1, 2005. The remainder of the growth in loans was attributable to internal growth in the commercial and home equity loan portfolios. Loan growth was primarily funded through core deposits and short-term borrowings in the form of repurchase agreements with customers. The composition of the loan portfolio has not shifted significantly since December 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Allowance for loan losses and asset quality

Bancorporation believes that its allowance for loan losses is adequate to cover losses inherent in its portfolio at September 30, 2005. For the quarter ended September 30, 2005, provision for loan losses totaled $929, a decline from $1,349 taken during the quarter ended September 30, 2004. The decline in provision was primarily due to a $582 decline in net charge-offs and continued improvement in overall net charge-off trends. The percentage of annualized net charge-offs to average loans and leases (“net charge-off ratio”) declined from .20% for the quarter ended September 30, 2004 to .11% for the quarter ended September 30, 2005. In addition, the year to date annualized net charge-off ratio declined from .21% for the nine months ended September 30, 2004 to .12% for the nine months ended September 30, 2005 indicating improvement in net charge-off trends. Nonaccrual loans to total loans declined slightly during the quarter from .32% to .30%. Management believes that the provision taken during the quarter ended September 30, 2005 was appropriate to provide an allowance for loan losses which considers the past experience and current trend of charge-offs, the level of past due and nonaccrual loans, the size and mix of the loan portfolio, credit classifications and general economic conditions affecting Bancorporation’s market areas.

Refer to the following table for a complete analysis of the allowance for loan losses for the past five quarters.

Table 2: Analysis of the Allowance for loan losses

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Allowance for loan losses:
Balance at beginning of period	$45,100	$43,690	$43,623	$51,992	$52,188
PCCC acquisition – May 1 ,2005	—	1,125	—	—	—
Summit acquisition – July 1, 2005	3,350	—	—	—	—
Provision for loan losses	929	1,121	1,318	(4,807)	1,349

Loans charged off	(1,558)	(1,225)	(1,562)	(1,889)	(2,118)
Recoveries on loans previously charged off	595	389	311	519	573

Net charge-offs	(963)	(836)	(1,251)	(1,370)	(1,545)
Reclassification of allowance related to unfunded commitments to other liabilities	—	—	—	(2,192)	—

Balance at end of period	$48,416	$45,100	$43,690	$43,623	$51,992

Nonperforming assets:
Nonaccrual loans	$10,964	$10,590	$8,133	$6,587	$5,641
Foreclosed real estate	1,773	1,697	1,925	1,890	2,268

Total nonperforming assets	$12,737	$12,287	$10,058	$8,477	$7,909

Asset quality ratios:
Nonaccrual loans to total loans	0.30%	0.32%	0.26%	0.21%	0.18%
Nonperforming assets to total loans	0.35%	0.37%	0.32%	0.27%	0.26%
Nonperforming assets to total assets	0.24%	0.25%	0.21%	0.19%	0.18%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Annualized net charge-offs as a percentage of average loans and leases - quarter to date	0.11%	0.10%	0.16%	0.18%	0.20%

Annualized net charge-offs as a percentage of average loans and leases - year to date	0.12%	0.13%	0.16%	0.20%	0.21%

Annualized net charge-offs as a percentage of total loans and leases - quarter to date	0.11%	0.10%	0.16%	0.18%	0.20%

Annualized net charge-offs as a percentage of total loans and leases - year to date	0.11%	0.13%	0.16%	0.20%	0.21%

Allowance to total loans and leases	1.34%	1.36%	1.38%	1.40%	1.69%

Ratio of allowance to total loans and leases to ratio of:

Annualized net charge-offs as a percentage of average loans and leases – quarter to date	12.18x	13.60x	8.63x	7.78x	8.45x

Annualized net charge-offs as a percentage of average loans and leases – year to date	11.17x	10.46x	8.63x	7.00x	8.05x

Nonaccrual loans to total loans	4.62x	4.25x	5.31x	6.67x	9.39x

Premises and equipment

As of September 30, 2005, premises and equipment totaled $186,335, compared to $154,823 at December 31, 2004, an increase of 20.35%. The increase from December 31, 2004 to September 30, 2005 was primarily due to the continued construction of the new headquarters building. Depreciation expense included in net occupancy and furniture and fixtures expense was $3,601 and $3,210 for the quarters ended September 30, 2005 and 2004, respectively, and $10,445 and $8,982 for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity

Deposits

Bancorporation continues to have liquidity necessary to meet cash flow requirements. Bancorporation’s primary source of funds is its deposit base. As of September 30, 2005, deposits totaled $4,375,739, compared to $3,848,373 at December 31, 2004, an annualized increase of 18.27%. Of the $527,366 increase in deposits since December 31, 2004, $107,371 was the result of the PCCC acquisition on May 1, 2005, and $267,713 was the result of the Summit acquisition on July 1, 2005. The remainder was primarily the result of internal growth experienced in municipal deposits, NOW accounts, certificate of deposits and demand deposit accounts..

Short-term borrowings

Short-term borrowings in the form of securities sold under agreements to repurchase are another source of funds. As of September 30, 2005, short-term borrowings totaled $255,021, compared to $164,547 at December 31, 2004, an increase of 54.98%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Expected impact of the going private transaction on liquidity

Bancorporation estimates that the going private transaction will require cash of $21,752 to be paid to holders of 170 or fewer shares of Bancorporation’s voting common stock. Bancorporation does not expect that the payment to shareholders receiving cash in the going private transaction will have a material adverse effect on our liquidity or cash flow. However, because the actual number of shares that will be cashed out is not currently known, Bancorporation does not know the total amount of cash that will ultimately be paid.

Long-term debt

Long-term debt increased from $125,361 at December 31, 2004 to $246,698 at September 30, 2005, or by $121,337. The increase primarily related to the issuance and sale on April 5, 2005 of $75,000 principal amount of 6.80% subordinated notes due April 1, 2015. The remainder of the increase related to long-term debt acquired in the PCCC and Summit acquisitions.

Capital resources

Capital ratios

Bank holding companies and their respective subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements.

Tier I capital (common shareholders’ equity excluding unrealized gains or losses of securities available-for-sale, net of deferred taxes, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets. Total capital (the sum of Tier I capital, a qualifying portion of the allowance for loan losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier I capital.

In addition to the risk-based capital measures described above, bank regulators have also established minimum leverage capital requirements for banking organizations. The minimum required Tier I leverage ratio is 3%.

Banks which meet or exceed a Tier I capital ratio of 6%, a total capital ratio of 10% and Tier I leverage ratio of 5% are considered “well-capitalized” by regulatory standards.

The following table details Bancorporation’s capital ratios at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Capital ratios:
Total capital	13.53%	14.18%
Tier I capital	9.79%	12.44%
Tier I leverage	6.64%	8.88%

Expected impact of going private transaction on capital

The $21,752 estimated to be paid to shareholders in the going private transaction is not expected to have a material adverse effect on Bancorporation’s capital adequacy or results of operations. Bancorporation anticipates that it and its subsidiaries will remain “well-capitalized” for regulatory purposes after the going private transaction is consummated.

The transaction is expected to be completed in the fourth quarter of 2005 or first quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Repurchases of equity securities

Each year the Board of Directors authorizes Bancorporation to repurchase shares of its capital stock from time to time in unsolicited private and/or open market transactions. Purchases are subject to various conditions, including price and volume limitations (including, in the case of purchases of Bancorporation’s voting common stock, an annual limit of up to 5% of outstanding shares), and compliance with applicable South Carolina law. During the quarter and nine months ended September 30, 2005, Bancorporation did not repurchase any shares of its outstanding classes of stock pursuant to that authority.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

ANALYSIS OF RESULTS OF OPERATIONS

Net interest income

Net interest income represents the principal source of earnings for Bancorporation. Tables 3 and 4 compare average balance sheet items and analyzes net interest income on a tax equivalent basis for the quarters and nine month periods ended September 30, 2005 and 2004.

Table 3: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance - Quarter

	As of and for the Quarter Ended September 30,
	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2005	2004	2005	2004	2005	2004	Yield /Rate	Volume
Interest-earning assets:
Loans (3)	$3,600,051	$3,071,607	$60,169	$45,207	6.63%	5.86%	$6,203	$8,759	$14,962
Investment securities: (4)
Taxable	1,004,029	888,136	7,631	5,151	3.03	2.31	1,602	878	2,480
Non-taxable	16,349	8,952	263	140	6.43	6.26	4	119	123
Federal funds sold	115,528	127,739	985	442	3.38	1.38	646	(103)	543

Total interest-earning assets	4,735,957	4,096,434	69,048	50,940	5.79%	4.95%	8,455	9,653	18,108

Noninterest-earning assets:
Cash and due from banks	189,258	150,416
Premises and equipment	180,471	150,864
Other, less allowance for loan losses	186,053	75,488

Total noninterest-earning assets	555,782	376,768

Total assets	$5,291,739	$4,473,202

Interest-bearing liabilities:
Deposits	$3,535,614	$3,078,986	$15,818	$9,451	1.77%	1.22%	$4,346	$2,021	$6,367
Short-term borrowings	251,223	180,618	2,041	611	3.22	1.35	862	568	1,430
Long-term debt	248,700	122,415	3,659	1,955	5.89	6.39	(156)	1,860	1,704

Total interest-bearing liabilities	4,035,537	3,382,019	21,518	12,017	2.12%	1.41%	5,052	4,449	9,501

Noninterest-bearing liabilities:
Demand deposits	826,662	712,241
Other liabilities	31,723	25,387

Total noninterest-bearing liabilities	858,385	737,628

Total liabilities	4,893,922	4,119,647

Stockholders’ equity	397,817	353,555

Total liabilities and stockholders’ equity	$5,291,739	4,473,202

Net interest spread					3.67%	3.54%

Net interest income:			$47,530	$38,923			$3,403	$5,204	$8,607

to average assets					3.56%	3.46%

to average interest-earning assets					3.98%	3.78%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $227 and $212 for the quarters ended September 30, 2005 and 2004, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.
(4)	Yields on available-for-sale securities calculated based on amortized cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Table 4: Comparative Average Balance Sheets and Tax Equivalent Rate/Volume Variance - Year to Date

	As of and for the Nine Months Ended September 30,
	Average Balance		Interest Inc/Exp (1)		Yield/ Rate		Change Due To (2)		Net Increase (Decrease)
	2005	2004	2005	2004	2005	2004	Yield /Rate	Volume
Interest-earning assets:
Loans (3)	$3,335,101	3,013,341	$159,863	$132,043	6.41%	5.85%	$12,351	$15,469	$27,820
Investment securities: (4)
Taxable	963,429	898,143	19,699	15,245	2.73	2.27	3,117	1,337	4,454
Non-taxable	11,274	9,727	532	469	6.29	6.43	(10)	73	63
Federal funds sold	219,801	139,585	4,662	1,139	2.84	1.09	1,814	1,709	3,523

Total interest-earning assets	4,529,605	4,060,796	184,756	148,896	5.45%	4.90%	17,272	18,588	35,860

Noninterest-earning assets:
Cash and due from banks	172,789	155,686
Premises and equipment	168,469	144,921
Other, less allowance for loan losses	120,272	77,065

Total noninterest-earning assets	461,530	377,672

Total assets	$4,991,135	$4,438,468

Interest-bearing liabilities:
Deposits	$3,380,017	$3,103,867	$41,026	$27,890	1.62%	1.20%	$9,781	$3,355	$13,136
Short-term borrowings	255,148	171,484	4,709	1,291	2.80	1.01	2,291	1,127	3,418
Long-term debt	191,960	99,201	8,893	5,214	6.18	7.01	(620)	4,299	3,679

Total interest-bearing liabilities	3,797,125	3,374,552	54,628	34,395	1.92%	1.36%	11,452	8,871	20,233

Noninterest-bearing liabilities:
Demand deposits	777,529	688,000
Other liabilities	30,263	25,922

Total non-interest-bearing liabilities	807,792	713,922

Total liabilities	4,604,917	4,088,474

Stockholders’ equity	386,218	349,994

Total liabilities and stockholders’ equity	$4,991,135	$4,438,467

Net interest spread					3.53%	3.54%

Net interest income:			$130,128	$114,501			$5,820	$9,807	$15,627

to average assets					3.49%	3.45%

to average interest-earning assets					3.84%	3.77%

(1)	Non-taxable interest income has been adjusted to a tax equivalent amount using the incremental statutory federal income tax rate of 35%. The net tax equivalent adjustment amounts included in the above table were $600 and $641 for the nine months ended September 30, 2005 and 2004, respectively.
(2)	Yield/rate-volume changes have been allocated to each category based on the percentage of each to the total change.
(3)	Nonaccrual loans are included in the average loan balances. Interest income on nonaccrual loans is generally recognized on a cash basis.
(4)	Yields on available-for-sale securities calculated based on amortized cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Net interest income (continued)

Current quarter compared to prior year quarter

Net interest income on a tax equivalent basis increased $8,607 or by 22.11% for the quarter ended September 30, 2005, over the comparable period in 2004. The increase in net interest income was due to an increase in net interest income to average interest-earning assets (“net interest margin”) from 3.78% to 3.98% and 15.61% growth in average interest-earning assets.

Net interest margin increased from 3.78% for the quarter ended September 30, 2004 to 3.98% for the quarter ended September 30, 2005 primarily due to the increase in the net interest spread. The net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) increased by 13 basis points from 3.54% for the quarter ended September 30, 2004 to 3.67% for the quarter ended September 30, 2005. The 13 basis points increase in the net interest spread during the quarter was due to an 84 basis point increase in the yield on interest-earning assets, only partially offset by a 71 basis point increase in the cost of interest-bearing liabilities. See discussion below regarding capitalization of interest expense on long-term debt and its impact on the cost of long-term debt and net interest margin.

The yield on interest-earning assets increased from 4.95% for the quarter ended September 30, 2004 to 5.79% for the quarter ended September 30, 2005, or by 84 basis points, while the cost of interest-bearing liabilities increased from 1.41% to 2.12%, or by 71 basis points. The increase in the yield on interest-earning assets was primarily due to increases in the yields on loans (from 5.86% for the quarter ended September 30, 2004 to 6.63% for the quarter ended September 30, 2005) and taxable investment securities (from 2.31% for the quarter ended September 30, 2004 to 3.03% for the quarter ended September 30, 2005). The increase in yields on interest-earning assets is due to the increasing interest rate environment. Since September 30, 2004, the Federal Reserve has raised the federal funds rate 8 times from 1.75% to 3.75% at September 30, 2005. The prime interest rate has increased from 4.75% to 6.75% over that same period.

The increase in the cost of interest-bearing liabilities was primarily due to an increase in the rates paid on interest-bearing deposits (from 1.22% for the quarter ended September 30, 2004 to 1.77% for the quarter ended September 30, 2005. The rate paid on long-term debt declined from 6.39% for the quarter ended September 30, 2004 to 5.89% for the quarter ended September 30, 2005 primarily due to the capitalization of interest expense related to the construction of the main headquarters building. Without capitalization of interest expense, the rate paid on long-term debt would have been 6.49% for the quarter ended September 30, 2005, or an increase of 10 basis points compared to the same period in 2004. The capitalization of interest expense did not significantly impact the net interest margin for the quarter ended September 30, 2005.

The increase in the rates paid on interest-bearing deposits was due primarily to an increase in the rates paid on municipal deposits (from 1.34% for the quarter ended September 30, 2004 to 2.99% for the quarter ended September 30, 2005), money markets (from .83% for the quarter ended September 30, 2004 to 1.74% for the quarter ended September 30, 2005), and certificates of deposit (from 1.94% for the quarter ended September 30, 2004 to 2.61% for the quarter ended September 30, 2005). Rates paid on municipal deposits are generally tied to the three month Treasury bill rate, which increased from 1.71% on September 30, 2004 to 3.55% on September 30, 2005. Rates paid on other interest-bearing deposits have also increased due to the rising interest rate environment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Current year-to-date period compared to prior year-to-date period

Net interest income on a tax equivalent basis increased $15,627 or by 13.65% for the nine months ended September 30, 2005, over the comparable period in 2004. The increase in net interest income was due to an increase in net interest margin from 3.77% to 3.84% and 11.54% growth in average interest-earning assets. See discussion below regarding capitalization of interest expense on long-term debt and its impact on the cost of long-term debt and net interest margin.

While the net interest spread decreased by 1 basis point during the quarter (from 3.54% to 3.53%) due to the cost of interest-bearing liabilities increasing by 56 basis points (from 1.36% to 1.92%) while yields on earning assets increased by 55 basis points (from 4.90% to 5.45%), the net interest margin increased from 3.77% to 3.84%, or by 7 basis points. The 7 basis points increase in net interest margin was due to the yield on earning assets increasing by 55 basis points while the cost of funding earning assets (interest expense divided by average interest-earning assets) increased by 48 basis points (from 1.13% to 1.61%).

The yield on interest-earning assets and the cost of interest bearing liabilities increased due to similar reasons noted in the previous section discussing the quarter. See discussion of the rising interest rate environment in the previous section. Without capitalization of interest expense on long-term debt as discussed in the previous section, the rate paid on long-term debt would have been 6.67% for the nine months ended September 30, 2005, or a decrease of 34 basis points from 7.01% for the nine months ended September 30, 2004. The capitalization of interest expense did not significantly impact the net interest margin for the nine months ended September 30, 2005.

Noninterest income and expense

Current quarter compared to prior year quarter

Noninterest income increased by $4,293 or by 32.99% for the quarter ended September 30, 2005, compared to the same period in 2004. The most significant components of the change in noninterest income were a $1,407 increase in mortgage income, a $1,008 increase in service charges on deposits, a $533 increase in the gain on sale of investment securities, and a $616 decline in losses on sale of real estate owned.

The increase in mortgage income was primarily related to increased mortgage production and a decline in amortization expense on mortgage serving rights. Mortgage servicing rights amortization expense includes amounts recorded for impairment (increases amortization expense) and recapture of mortgage servicing rights impairment (decreases amortization expense). Mortgage servicing rights impairment of $452 was recorded during the quarter ended September 30, 2004, compared to the recapture of mortgage servicing rights impairment of $637 recorded during the current quarter, resulting in a $1,089 increase in mortgage income. The remainder of the increase was due to an increase in the gain on sale of mortgage loans related to increased production.

The increase in service charges on deposits was primarily due to an increase in non-sufficient funds (“NSF”) fees. NSF fees increased by $1,460, partially offset by a decrease in business and personal service charges.

Noninterest expense increased by $3,546 or by 9.69% for the quarter ended September 30, 2005 over the comparable period in 2004. The most significant components of the change in noninterest expense were a $2,029 increase in salaries and employee benefits, a $413 increase in net occupancy expense, and a $346 increase in furniture and equipment expense. The increase in salary expense was primarily due to increases in salaries related to the PCCC and Summit acquisitions and an increase in incentive program expense. The increase in net occupancy and furniture and equipment expense relates primarily to an increase in depreciation expense of $393 due to construction of new branch offices and expansion through acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data) (continued)

Current year-to-date period compared to prior year-to-date period

Noninterest income increased by $4,424 or by 10.60% for the nine months ended September 30, 2005, compared to the same period in 2004. The more significant changes in noninterest income consisted of a $1,549 increase in mortgage income, a $987 increase in service charges on deposits, a $730 increase in gain on the sale of fixed assets, and a $581 decline in losses on sale of real estate owned, partially offset by a decrease in the gain on sale of investment securities of $378.

Mortgage income increased primarily due to the same reasons noted above for the quarter. For the nine months ended September 30, 2005, recapture of mortgage servicing rights impairment was $1,050 compared to recapture of $229 during the comparable period in 2004, causing mortgage income to increase by $821. The remainder of the increase was due to an increase in the gain on sale of mortgage loans related to increased production. Service charges on deposit accounts increased for the same reasons noted above for the quarter.

Noninterest expense increased by $4,813, or by 4.34%, for the nine months ended September 30, 2005 over the comparable period in 2004. The most significant components of the change in noninterest expense were a $2,726 increase in salaries and employee benefits, a $1,086 increase in net occupancy expense, and a $911 increase in furniture and equipment expense. The changes in noninterest expense were due to the same reasons explained above for the quarter ended September 30, 2005.

Income taxes

Total income tax expense increased by $3,596 or by 73.81% for the quarter ended September 30, 2005 compared to the same period in 2004. Total income tax expense increased by $6,505 or by 46.93% for the nine months ended September 30, 2005 compared to the same period in 2004. The effective tax rate was 36.00% and 35.40% for the quarters and nine months ending September 30, 2005 and September 30, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management has considered the effects of the PCCC and Summit acquisitions and the issuance of the $75,000 subordinated debt as part of the market risk exposures that affect the quantitative and qualitative disclosures presented as part of Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2004 and believes there are no material changes.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibits – The following exhibits are either attached hereto or incorporated by reference:

10.1	Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement dated August 1, 2005, between First Citizens Bank and Trust Company, Inc. and William A. Loadholdt (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CITIZENS BANCORPORATION, INC.
(Registrant)

Dated: November 8, 2005

	By:	/s/ Craig L. Nix
Craig L. Nix
Chief Financial Officer

EXHIBIT INDEX

10.1	Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement dated August 1, 2005, between First Citizens Bank and Trust Company, Inc. and William A. Loadholdt (filed herewith)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification (Pursuant to 18 U.S.C. Section 1350) (filed herewith)